Form 10-Q
period 1996-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1996-06-10
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-80509

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

             Delaware                                     13-3887922
- ------------------------------------  ----------------------------------------
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
          --------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No_____
                                               -----


                        This document contains 4 pages.
      There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                          March 31,  December 29,
                                            1996         1995
                                          ---------  ------------
ASSET
- -------
Cash                                         $2,000        $2,000
                                          =========  ============
PARTNERS' CAPITAL
- -----------------


PARTNERS' CAPITAL:
    General Partner                          $1,000        $1,000
    Initial Limited Partner:
       Initial limited partnership
            interest outstanding              1,000         1,000
                                          -----------  ------------

            Total partners' capital          $2,000        $2,000
                                          ===========   ===========

                   NOTES TO STATEMENTS OF FINANCIAL CONDITION
                   ------------------------------------------
                   For the three months ended March 31, 1996
                   -----------------------------------------


1. The financial information included herein, other than the Statement of Financial Condition as of December 29, 1995, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Statement of Financial Condition as of December 29, 1995 has been derived from but does not include all the disclosures contained in the audited financial statement as of December 29, 1995. The interim financial statement does not include all the disclosures contained in the audited financial statement presented in Amendment #2 to the registration statement on form S-1 as filed on April 23, 1996 (registration #33-80509). The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                          March 31, 1996           December 29, 1995

Ending Equity (Note A)     $2,000                    $2,000

Note A:

      Ending equity at March 31, 1996 is the same as ending equity at December 29, 1995 due to no partnership activities during the period.

Note B:

      Trading had not commenced as of March 31, 1996; hence there can be no comparative income statements for the three months ended March 31, 1996.

                                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

         There are no exhibits required to be filed with this document.

          (b)  Reports on Form 8-K
               -------------------
         There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ML JWH STRATEGIC ALLOCATION FUND L.P.
                               -------------------------------------



                               By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                       (General Partner)



  Date:  June 7, 1996          By /s/JOHN R. FRAWLEY, JR.
                                  -----------------------
                                 John R. Frawley, Jr.
                                 President, Chief Executive Officer
                                 and Director



  Date:  June 7, 1996          By /s/JAMES M. BERNARD
                                  -------------------
                                 James M. Bernard
                                 Chief Financial Officer,
                                 Treasurer and Senior Vice President