Form 10-Q
period 1996-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1996-08-13
CIK 1005177

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 33-80509

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                 13-3887922
- -------------------------------        ---------------------------------
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

                                 212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                                 June 30,     December 29,
                                                                  1996            1995
                                                                  ----            ----
ASSET
- -----
Cash                                                              $  2,000        $  2,000
                                                              ============    ============

PARTNERS' CAPITAL
- -----------------


PARTNERS' CAPITAL:
  General Partner                                                 $  1,000        $  1,000
  Initial Limited Partner:
     Initial limited partnership interest outstanding                1,000           1,000

                                                              ------------    ------------

       Total partners' capital                                    $  2,000        $  2,000
                                                              ============    ============

ML JWH STRATEGIC ALLOCATION FUND L.P.
- -------------------------------------
(A Delaware Limited Partnership)
- --------------------------------

NOTES TO STATEMENTS OF FINANCIAL CONDITION
- ------------------------------------------



1. The financial information included herein, other than the Statement of Financial Condition as of December 29, 1995, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Statement of Financial Condition as of December 29, 1995 has been derived from but does not include all the disclosures contained in the audited financial statement as of December 29, 1995. The interim financial statement does not include all the disclosures contained in the audited financial statements presented in Amendment #2 to the registration statement on form S-1 as filed on April 23, 1996 (registration #33-80509). The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                                  June 30, 1996 December 29, 1995

Ending Equity (Note A)            $2,000             $2,000

Note A:

     Ending equity at June 30, 1996 is the same as ending equity at December 29, 1995 due to no partnership activities during the period.

Note B:

     Trading had not commenced as of June 30, 1996; hence there can be no comparative income statements for the six months ended June 30, 1996.

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


                                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                                     -------------------------------------



                                     By:MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)



Date:  August 9, 1996                By /s/JOHN R. FRAWLEY, JR.
                                        -----------------------
                                        John R. Frawley, Jr.
                                        President, Chief Executive Officer
                                        and Director



Date:  August 9, 1996                By /s/JAMES M. BERNARD
                                        -------------------
                                        James M. Bernard
                                        Chief Financial Officer,
                                        Treasurer and Senior Vice President