Form 10-Q
period 1996-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1996-11-14
CIK 1005177

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

     Commission File Number

                     ML JWH Strategic Allocation Fund L.P.
                     -------------------------------------
                         (Exact name of registrant as
                           specified in its charter)

           Delaware                                   13-3887922
   ------------------------                    --------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center, New York, New York 10080-6106
             ------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
             ------------------------------------------------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes   X   No
                                                               ----     ---

                       This document contains 16 pages.
      There are no exhibits and no exhibit index filed with this document

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ML JWH Strategic Allocation Fund L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                 Consolidated Statement of Financial Condition
                 ---------------------------------------------

                                                                 September 30,
                                                                     1996
ASSETS                                                           (Unaudited)
------                                                           -------------
Accrued interest (3)                                              $    759,614
U.S. government obligations                                         89,045,084
Equity in commodity futures trading accounts:
     Cash and options premium                                       14,746,992
     Net unrealized gain on open contracts                          11,692,616
                                                                  ------------

                    TOTAL                                         $116,244,306
                                                                  ------------

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
     Redemptions payable                                          $    153,768
     Administrative expense payable (Note 3)                            45,398
     Brokerage commissions payable (Note 3)                            750,608
     Organization and initial offering costs payable (Note 1)          933,712
                                                                  ------------

                    Total liabilities                             $  1,883,486
                                                                  ------------

Minority interest                                                      879,573
                                                                  ------------

PARTNERS' CAPITAL:
     General Partner (15,424 Units)                                  1,595,969
     Limited Partners (1,116,619 Units)                            115,603,556
     Subscriptions receivable (35,643 Units)                        (3,718,278)
                                                                  ------------

               Total partners' capital                             113,481,247
                                                                  ------------

                    TOTAL                                         $116,244,306
                                                                  ------------

NET ASSET VALUE PER UNIT (NOTE 4)

See notes to financial statements

                     ML JWH Strategic Allocation Fund L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                     Consolidated Statement of Operations
                     -------------------------------------


                                             For the period from July 15, 1996
                                                (Commencement of Operations)
                                                    to September 30, 1996
                                                         (Unaudited)
                                             ---------------------------------
REVENUES:
 Trading profit (loss):
  Realized                                              $(5,295,995)
  Change in unrealized                                   11,692,616
                                                        -----------

   Total trading results                                  6,396,621
                                                        -----------

 Interest Income (Note 3)                                 1,169,560
                                                        -----------

   Total revenues                                         7,566,181
                                                        -----------

EXPENSES:
 Administrative fees (Note 3)                                57,892
 Brokerage commissions (Note 3)                           1,794,642
                                                        -----------

   Total expenses                                         1,852,534
                                                        -----------

NET INCOME BEFORE
 MINORITY INTEREST
   Minority interest                                       (779,573)

NET INCOME                                              $ 4,934,074
                                                        -----------

NET INCOME PER UNIT:
   Weighted average number of units
    outstanding (Note 5)                                  1,045,887
                                                        -----------

   Weighted average net income per Limited
    Partner unit and General Partner unit                     $4.72
                                                        -----------

See notes to financial statements

                     ML JWH Strategic Allocation Fund L.P.
                       (a Delaware limited partnership)
                        ------------------------------

                Consolidated Statement of Changes in Partners' Capital
                ------------------------------------------------------

      For the Period from July 15, 1996 (Commencement of Operations) to
                              September 30, 1996
                                  (Unaudited)
      -----------------------------------------------------------------


                             Units of
                            Partnership     Limited       General     Subscriptions
                             Interest       Partners      Partner      Receivable        Total
                            -----------   ------------   ----------   -------------   ------------

PARTNERS' CAPITAL                --            --            --             --             --
 JUNE 30, 1996


Initial offering              1,020,000   $100,516,800   $1,483,200         --        $102,000,000


Organization and initial
  offering costs                 --           (985,459)     (14,541)        --          (1,000,000)


Subscriptions                   124,359     12,466,681       24,723         --          12,491,404


Subscriptions
  receivable                    (35,643)       --            --          (3,718,278)    (3,718,278)


Redemptions                     (12,316)    (1,259,773)      33,820         --          (1,225,953)


Net income                       --          4,865,307       68,767         --           4,934,074
                            -----------   ------------   ----------   -------------   ------------


PARTNERS' CAPITAL
   SEPTEMBER 30,
  1996                        1,096,400   $115,603,556   $1,595,969     $(3,718,278)  $113,481,247
                              ---------   ------------   ----------   -------------   ------------

See notes to financial statements

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                    --------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

ML JWH Strategic Allocation Fund L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading activities on July 15, 1996. The Partnership, through the Joint Venture described below, engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. John W. Henry & Company, Inc. ("JWH") is the trading manager for the Partnership. Merrill Lynch Investment Partners Inc. ("MLIP" or the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch") is the general partner of the Partnership, and Merrill Lynch Futures Inc. ("MLF"), also a Merrill Lynch affiliate, is its commodity broker. The General Partner has agreed to maintain a general partnership interest in the Partnership equal to at least 1% of the partnership interests in the Partnership. The General Partner and each Limited Partner share in the profits and losses allocated to the Partnership by the Joint Venture in proportion to the respective interest in the Partnership owned by each.

The consolidated financial statements include the accounts of the Joint Venture (the "Joint Venture") between JWH and the Partnership, to which the Partnership has contributed substantially all of its available capital, representing an equity interest in the Joint Venture of approximately 99.9%. All related transactions between the Partnership and the Joint Venture are eliminated in consolidation.

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996 and the results of its operations for the period from July 15, 1996 to September 30, 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

Commodity futures, options and forward contract transactions are recorded on the trade date, and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices.

Organization and Initial Offering Costs, Selling Commissions and Operating
--------------------------------------------------------------------------
Expenses
--------

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                    --------------------------------------

The General Partner paid all organization and initial offering costs and provides for all routine operating expenses of the Partnership (including legal, printing, postage and similar administrative expenses of the Partnership, including the Partnership's share of any such costs incurred by the Joint Venture, other than the costs of the ongoing offering of the Partnership's units of limited partnership interest ("Units"). The Partnership is reimbursing the General Partner for $1,000,000 of organization and initial offering costs in 24 equal monthly installments. For financial reporting purposes, the Partnership deducted organization and initial offering costs of $1,000,000 from partners' capital at the commencement of trading. For all other purposes (including determining the Net Asset Value per Unit), the Partnership deducts the organization and initial offering cost reimbursement payments only as actually paid.

No selling commissions are paid by Limited Partners.

Income Taxes
------------

No provision for income taxes has been made in the accompanying financial statements, as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Partnership's income and expenses as reported for income tax purposes.

Distributions
-------------

The Unitholders are entitled to receive, equally per Unit, any distributions which may be made by the Partnership. As of September 30, 1996, no such distributions had been made, and none are contemplated.

Redemptions
-----------

A Limited Partner may require the Partnership to redeem some or all of his Units at the Net Asset Value as of the close of business on the last day of any month upon ten calendar days' notice. A redemption charge payable to MLIP equal to 3% of the Units' redemption date Net Asset Value is payable on all Units redeemed on or prior to the twelfth month after their issuance.

Dissolution of the Partnership
------------------------------

The Partnership will terminate on December 31, 2026 or at an earlier date if certain conditions occur, as well as under certain other circumstances as defined in the Limited Partnership Agreement.

(2)  JOINT VENTURE AGREEMENT
     -----------------------

The Partnership and JWH entered into a Joint Venture Agreement whereby JWH contributed $100,000 to the Joint Venture and the Partnership contributed all of its available capital. The General Partner is the manager of the Joint Venture, while JWH has sole discretion in determining the commodity futures, options and forward trades to be made on its behalf, subject to the trading limitations outlined in the Joint Venture Agreement.

Pursuant to the Joint Venture Agreement, JWH and the Partnership share in the profits of the Joint Venture based on equity ownership after 15% of New Trading Profits, as defined, are allocated to JWH. Losses are allocated to JWH and the Partnership based on equity ownership.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                    --------------------------------------

(3)  RELATED PARTY TRANSACTIONS
     --------------------------

All of the Joint Venture's assets are deposited with MLF. As a means of approximating the interest rate which would be earned by the Joint Venture had 100% of its net available assets on deposit with MLF been reinvested in 91-day Treasury bills, MLF pays the Joint Venture interest on its total assets on deposit with MLF at a rate of 0.5 of 1% per annum below the prevailing 91-day Treasury bill rate. In the case of its trading in certain foreign futures contracts, MLF charges the Joint Venture a fee in respect of the margin which the Joint Venture would be required to deposit with MLF at a rate of approximately 0.75 of 1% per annum below the prevailing short-term government rate in the functional currency of such countries. The additional economic benefit derived from possession of the Joint Venture's assets accrues to MLF or its affiliates.

The Joint Venture pays brokerage commissions to MLF at a flat rate of 0.646 of 1% (a 7.75% annual rate) of the Joint Venture's month-end assets. Month-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. MLIP estimates the round-turn equivalent commission rate charged to the Partnership during the quarter ended September 30, 1996 was approximately $195 (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis). This is considerably higher than was initially estimated.

The Joint Venture pays an Administrative Fee to the General Partner of 0.020833% (a 0.25% annual rate) of the Joint Venture's month-end assets.

MLF pays Merrill Lynch Asset Management, Inc. ("MLAM") annual management fees of
0.20 of 1% on the first $25 million of Joint Venture capital managed by MLAM,
0.15 of 1% on the next $25 million of capital, 0.125 of 1% on the next $50 million, and 0.10 of 1% on capital in excess of $100 million. Such fees are paid quarterly in arrears and are calculated on the basis of the average daily capital managed by MLAM.

The Joint Venture trades forward contracts through a Foreign Exchange Service Desk (the "F/X Desk") established by MLIP that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB") for all of the Partnership's currency trades. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee equal (at current exchange rates) to approximately $5.00 to $12.50 on each purchase or sale of a futures-contract equivalent face amount of a foreign currency. No service fees are charged on trades awarded to MLIB (which receives a "bid-ask" spread on such trades). MLIB is awarded trades only if its price (which includes no services fee) is equal to or better than the best price (including the service charge) offered by any of the other counterparties contacted.

The F/X Desk trades on the basis of credit lines provided by a Merrill Lynch entity. The Joint Venture is not required to margin or otherwise guarantee its F/X Desk trading.

Certain of the Joint Venture's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market ("IMM"). In its EFP trading with Merrill Lynch, the Joint Venture acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Joint Venture's other F/X Desk trading. When the Joint Venture exchanges these positions for futures, a "differential" between the prices of these two positions is charged. This "differential" reflects, in part, the different

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                    --------------------------------------

settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

The Joint Venture's F/X Desk service fees and EFP differential costs combined have to date totaled no more than 0.25 of 1% per annum of the Joint Venture's average month-end Net Assets.

(4)  NET ASSET VALUE PER UNIT
     ------------------------

For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to MLIP at inception, for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducted the organization and initial offering costs reimbursement only as actually paid. Consequently, as of September 30, 1996, the Net Asset Value per Unit was $103.53 for financial reporting purposes and $104.32 for all other purposes, respectively.

(5)  WEIGHTED AVERAGE UNITS
     ----------------------

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average Units outstanding at September 30, 1996 equals the Units outstanding as of such date, adjusted proportionately for Units redeemed based on the respective lengths of time that each was outstanding during the preceding period.

(6)  FAIR VALUE AND OFF-BALANCE SHEET RISK
     -------------------------------------

The Joint Venture trades futures and options contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Joint Venture's revenues by reporting category for the period ended September 30, 1996 were as follows:



                                    July 15, 1996 -- September 30, 1996
                               -------------------------------------------

          Interest Rates and Stock Indices       $6,872,080
          Commodities                            (2,249,095)
          Currencies                             (2,369,923)
          Energy                                  4,177,670
          Metals                                    (34,111)
                                          -----------------

                                                 $6,396,621
                                          -----------------

Market Risk
-----------

Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level of volatility of interest rates, foreign currency exchange rates or market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Joint Venture's unrealized gain or loss on such derivative instruments as reflected in the Consolidated Statement of Financial Condition. The

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                    --------------------------------------

Joint Venture's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Joint Venture as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of JWH, calculating Net Asset Values as of the close of business on each day and reviewing outstanding positions for overconcentration -- both on a Program-by-Program and on an overall Joint Venture basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Joint Venture's market exposure, the General Partner may urge JWH to reallocate positions (although typically only as of the end of a month) in an attempt to avoid over concentration. However, such interventions are unusual. Except in cases in which it appears that JWH has begun to deviate from past practice of trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of monitoring, with the market risk controls being applied by JWH.

Fair Value
----------

The derivative instruments traded by the Joint Venture are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statement of Financial Condition and the related income or loss reflected in trading revenues in the Consolidated Statement of Operations. The contract/notional values of open contracts as of September 30, 1996 were as follows:

                                        September 30, 1996
                            -----------------------------------------

                               Commitment to      Commitment to
                             Purchase (Futures,    Sell (Futures,
                            Options & Forwards)  Options & Forwards)
                            -------------------  --------------------

    Interest Rates and
      Stock Indices         $713,295,732         $ 37,560,500
    Commodities                9,666,904           23,745,780
    Currencies               194,627,450          279,105,012
    Energy                    24,160,750                   --
    Metals                        --               53,662,328
                            ------------         ------------

                            $941,750,836         $394,073,620
                            ------------         ------------

Substantially all of the Joint Venture's derivative financial instruments outstanding as of September 30, 1996 mature within one year.

The contract/notional value of open exchange traded and non-exchange traded contracts as of September 30, 1996 were as follows:

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                    --------------------------------------


                                    September 30, 1996
                         -----------------------------------------
                            Commitment to        Commitment to
                          Purchase (Futures,    Sell (Futures,
                         Options & Forwards)  Options & Forwards)
                         -------------------  --------------------

Exchange
 traded                        $747,123,386          $112,883,220

Non-Exchange
 traded                         194,627,450           281,190,400
                               ------------          ------------

                               $941,750,836          $394,073,620
                               ------------          ------------

The average value of the derivative instruments held or issued as of the end of each calendar month during the period July 15, 1996 to September 30, 1996 was as follows:


                            July 15, 1996 -- September 30, 1996
                         -----------------------------------------

                            Commitment to        Commitment to
                          Purchase (Futures,     Sell (Futures,
                         Options & Forwards)  Options & Forwards)
                         -------------------  --------------------
Interest Rates and
 Stock Indices                  $754,670,849         $ 63,289,415
Commodities                       12,787,233           19,536,359
Currencies                       319,174,511          277,052,687
Energy                            21,364,633               --
Metals                             3,358,609           32,097,694
                                ------------         ------------

                              $1,111,355,835         $391,976,155
                              --------------         ------------

A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and to sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

Credit Risk
-----------

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                    NOTES TO FINANCIAL STATEMENTS (CONT'D)
                    --------------------------------------

counterparties. Margins, which may be subject to loss, in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The fair value amounts in the above tables represent the Joint Venture's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included in the Consolidated Statement of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Joint Venture's assets is MLF.

At September 30, 1996, $18,403,614 of the Joint Venture's assets were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain (loss) on open contracts as of September 30, 1996 were as follows:


                                 September 30, 1996
                             -----------------------------

                                  Gross           Net
                                Unrealized    Unrealized
                                   Gain           Gain
                                   ----           ----
            Exchange
             traded           $10,374,887   $8,981,631
            Non-Exchange
             traded             6,229,832    2,710,985
                              -----------  -----------

                              $16,604,719  $11,692,616
                              -----------  -----------

The Joint Venture controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.


The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Operational Overview
--------------------

Due to the nature of the Joint Venture's business, its results of operations depend on JWH's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. JWH's trading methods are confidential, so that substantially the only information that can be furnished regarding the Joint Venture's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Joint Venture, and its past performance is not necessarily indicate of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Joint Venture's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Joint Venture has a better likelihood of being profitable than in others.

Results of Operations -- General
--------------------------------

The Joint Venture is dependent on the ability of JWH to generate profits, through speculative futures trading, sufficient to produce substantial capital appreciation after payment of all fees and expenses. Such success is dependent on (i) JWH's selection of and ongoing allocation and reallocation of Joint Venture assets (and trading level) among the JWH Programs and (ii) the results achieved by such Programs.

Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Programs are affected differently by trends in general as well as by particular types of trends.

The Joint Venture controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Joint Venture attempts to control the market risk inherent in its derivatives trading by utilizing a multi-Program structure.

Performance Summary
-------------------

During the period from July 15, 1996 through September 1996, the Joint Venture's average month-end Net Assets equaled $106,517,960 and the Joint Venture recognized gross trading gains of $6,396,621 or 6.01% of such average month-end Net Assets. Brokerage commissions of $1,794,642 or 1.68% and Administrative Fees of $57,892 or 0.05% of average month-end Net Assets were paid. Interest income of $1,169,560 or 1.1% of average month-end Net Assets resulted in net income of $4,826,120 (after deduction of minority interest) or 4.53% of average month-end Net Assets.

During the period ended September 30, 1996, the Joint Venture experienced one profitable and two unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
                      ----------------------------------
                               July    Aug.    Sept.
                      ----------------------------------
                       1996    $98.98  $98.89  $104.32
                      ----------------------------------

Importance of Market Factors
----------------------------

In general, MLIP expects that the Joint Venture will be most likely to trade successfully in markets which exhibit strong and sustained price trends. Although JWH appears to be as likely to trade profitably in declining as in rising markets, there also seems to be a tendency for managed futures advisors, in general, to be profitable or unprofitable at approximately the same times. Despite the expected degree of non-correlation between the performance of the Joint Venture and the traditional debt and equity markets, overall market or economic conditions may have a material effect on performance. JWH's strategies are designed to capture major market movements. Consequently, any factors tending to produce static or "churning" markets would reduce the likelihood of any JWH Trading Program being successful. In addition, trendless, "whipsaw" markets characterized by numerous sudden price movements identified by one or more JWH Programs as "trends" but which rapidly reverse can also lead to significant losses for the Joint Venture.

Because JWH's strategies are proprietary and confidential and market movements unpredictable, selecting Programs to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the JWH Programs increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

JWH anticipates that, over time, a number of changes will be made to both the selections of and allocations among the Programs used for the Joint Venture. However, as the Joint Venture is the first account managed using the JWH Strategic Allocation Program, JWH cannot predict how frequently the Program combinations or allocations used for the Joint Venture may be adjusted, and, in any case, the frequency of such adjustments in any given period may differ significantly from that during other periods.

Interest Income
---------------

The Joint Venture's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by MLAM rather than periodic interest accruals. There can be no assurance that the Joint Venture will not incur losses in its yield enhancement activities.

Liquidity
---------

The Joint Venture's assets, including the assets managed by MLAM, are available to margin the Joint Venture's futures positions, to earn interest income and to be withdrawn, as necessary, to pay redemptions and expenses. Other than potential limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Joint Venture's futures and forward trading, the Joint Venture's assets are highly liquid and are expected to remain so. To date, the Joint Venture has experienced no meaningful periods of illiquidity in any of the numerous markets traded by JWH.

Units may be redeemed as of any month-end, subject to a 3% redemption penalty on Units redeemed on or before the end of the twelfth month after their issuance.

Capital Resources
-----------------

The Joint Venture raises capital only through the sale of Units. The net proceeds of the ongoing offering of the Units, plus the related general partnership contribution by MLIP, are placed under the management of JWH.

The amount of capital raised for the Joint Venture does not have a significant impact on its operations, as, other than a de minimis organization and initial offering cost reimbursement obligation, the Joint Venture has no capital expenditure or working capital requirements other than for moneys to pay trading losses, brokerage commissions, Administrative Fees and Profit Shares.

The Joint Venture is prohibited from borrowing under the terms of the Limited Partnership Agreement.

Due to the nature of the Joint Venture's business, substantially all of its assets are and will be represented by cash, U.S. Government securities and short-term foreign sovereign debt obligations, while it maintains its primary market exposure through futures and forward contract positions.

Inflation is not a significant factor in the Joint Venture's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Joint Venture's performance.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               There are no exhibits required to be filed as part of this document.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 1996.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ML JWH STRATEGIC ALLOCATION FUND L.P.


                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  November 11, 1996      By /s/ JOHN R. FRAWLEY, JR.
                                 John R. Frawley, Jr.
                                 President, Chief Executive Officer
                                 and Director


Date:  November 11, 1996      By /s/ JAMES M. BERNARD
                                 James M. Bernard
                                 Chief Financial Officer,
                                 Treasurer and Senior Vice President