Form 10-K405
period 1996-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1997-03-27
CIK 1005177

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1996
                                       or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                       Commission file number:  0-28928

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                            13-3887922
  -------------------------------              -------------------
  (State of other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTERS
                             WORLD FINANCIAL CENTER
                SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-4167
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Limited Partnership
                                                             -------------------
                                                             Units
                                                             -----
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No
                                        -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1996 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1996, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.

                      ANNUAL REPORT FOR 1996 ON FORM 10-K


                               Table of Contents
                               -----------------

                                   PART I                      PAGE
                                   ------                      ----

Item 1.    Business...........................................   1

Item 2.    Properties.........................................  10

Item 3.    Legal Proceedings..................................  10

Item 4.    Submission of Matters to a Vote of Security
           Holders............................................  10

                                    PART II
                                    -------
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................  10

Item 6.    Selected Financial Data............................  11

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  13

Item 8.    Financial Statements and Supplementary Data........  16

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................  16

                                    PART III
                                    --------

Item 10.   Directors and Executive Officers of the Registrant.  17

Item 11.   Executive Compensation.............................  18

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.....................................  19

Item 13.   Certain Relationships and Related Transactions.....  19

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K........................................  20

                                     PART I

ITEM 1:   BUSINESS
          --------

          (a) General Development of Business:
              -------------------------------

              ML JWH Strategic Allocation Fund L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and began trading operations on July 15, 1996. The Fund trades in the international futures and forward markets applying multiple proprietary trading strategies under the direction of John W. Henry & Company, Inc. ("JWH"). The primary objective of the Fund is achieving, through speculative trading, substantial capital appreciation.

              Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Partnership. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (Merrill Lynch & Co., Inc. and its affiliates are herein sometimes referred to as "Merrill Lynch").

              The Fund offers its units of limited partnership interest ("Units") on a continuous basis throughout each month. Investors whose subscriptions are accepted during a month are admitted to the Fund as Limited Partners as of the beginning of the following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors' customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of their Units.

              The Fund began trading on July 15, 1996 with an initial capitalization of $102,000,000. A total of an additional $64,774,217 was invested in the Units through December 31, 1996, and Units with an aggregate Net Asset Value of $3,241,918 were redeemed. As of December 31, 1996, the aggregate Net Asset Value of the Fund was $172,844,448, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $123.16. As of December 31, 1996, the Fund had 5,324 Limited Partners.

              Through December 31, 1996, the net gain in the Net Asset Value per Unit was 23.16%. The highest month-end Net Asset Value per Unit was $123.16 (December 31, 1996) and the lowest $98.89 (August 31, 1996).

          (b) Financial Information about Industry Segments:
              ---------------------------------------------

              The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

          (c) Narrative Description of Business:
              ---------------------------------

              GENERAL

              The Partnership applies a multi-strategy, not a multi-manager, approach. Furthermore, MLIP has allocated to JWH full discretionary authority over the selection of which JWH Trading Programs to use for the Partnership and the leverage to be applied in doing so.

              The Fund trades in the international futures, options on futures and forward markets, with the objectives of achieving substantial capital appreciation.

              One of the objectives of the Fund is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

          Multiple JWH Programs.  JWH selects, on an ongoing basis, various
          ---------------------
different combinations of JWH Programs to be used by the Fund, allocating and reallocating its assets among these strategies in response to existing and anticipated market conditions as well as to the performance of the individual Programs and of the Fund as a whole.

          The Partnership has available to it, in the discretion of JWH, most of the currently active JWH Programs, and will have access to such new Programs as JWH may develop from time to time and determine to be both suitable for and available to the Fund.

          JWH classifies its Programs as Diversified, Financial, or Foreign Exchange. The dates in parentheses below indicate the month when client trading began for the Program in question.

                        JWH STRATEGIC ALLOCATION PROGRAM
                         AVAILABLE JWH TRADING PROGRAMS
                               DECEMBER 31, 1996

DIVERSIFIED                             FINANCIAL
-----------                             ---------
Global Diversified Portfolio (6/88)     Financial and Metals Portfolio (10/84)
Original Investment Program (10/82)     Global Financial Portfolio (6/94)
                                        International Currency and Bond
                                         Portfolio (1/93)
FOREIGN EXCHANGE
----------------                        The World Financial Perspective (4/87)
Dollar Program (6/94)                   Worldwide Bond Program (10/94)
G-7 Currency Portfolio (2/91)           Yen Financial Portfolio (1/92)
International Foreign Exchange
  Program (8/86)

          Considered collectively, these JWH Trading Programs trade in a wide range of international currencies, financial instruments, commodities, metals and stock indices, although these Programs place substantial emphasis on the currency and interest-rate sectors.

          Leverage Adjustments.  An integral feature of the JWH Strategic
          --------------------
Allocation Program is JWH's ongoing monitoring and adjustment of the overall leverage at which the Fund trades. Factors which may affect the decision to adjust leverage include: ongoing research; portfolio volatility; recent market volatility; perceived risk exposure; and subjective evaluation of general market conditions. During certain periods, the Fund's market commitments may exceed (by as much as approximately 50%), and during other periods be reduced below (also by as much as approximately 50%), the Fund's actual Net Assets. Leverage adjustments, if successful, can augment both profit potential and risk control.

          THE JOINT VENTURE STRUCTURE OF THE FUND'S TRADING

          The trading management relationship between the Fund and JWH has been structured in the form of a Joint Venture Agreement. The Joint Venture Agreement terminates September 30, 1997, subject to up to two one-year renewals, on the same terms, at the option of the MLIP. JWH has the right to terminate the Joint Venture Agreement for certain reasons, including JWH determining to cease managing client accounts pursuant to the JWH Strategic Allocation Program. The Fund contributes substantially all of its capital to the joint venture, and the joint venture is the entity which actually trades in the futures and forward markets, allocating its profits and losses between JWH and the Fund (the Fund being allocated substantially all such profits and losses except in respect of any Profit Shares allocated to JWH). All expenses (other than organizational and initial offering cost reimbursements and ongoing offering costs) and trading activities described herein as being incurred or engaged in by, and services described herein as being provided to, the Fund are, in fact, incurred or engaged in by, or provided to, the joint venture. The Fund trading through a joint venture with JWH, rather than directly in its own account while retaining JWH as an advisor, has no effect on investors (other than causing the Profit Share to constitute a reduction of the capital gain allocated to the Fund as opposed to an incentive fee deductible by the Fund as an ordinary and necessary business expense). For convenience of reference, the term "Fund" is used in this Report to refer to the Fund, the joint venture or both, as the context may require.

          USE OF PROCEEDS AND CASH MANAGEMENT INCOME

          Subscription Proceeds.  MLIP pays from its own funds the selling
          ---------------------
commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Partnership's assets are not used to purchase or acquire any physical commodity but rather held as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management, as more fully described below under "-- Available Assets."

          Market Sectors.  The Partnership trades in a diversified group of
          --------------
markets under the direction of JWH. JWH can, and does, from time to time materially alter the allocation of its overall trading commitments among
different market sectors.   Except in the case of certain trading programs which
are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by JWH or the rapidity with which JWH may alter its market sector allocations.

          The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or as to in which market sectors the Fund's trading may be concentrated at any one time or over time.

          Market Types.  The Partnership trades on a variety of United States
          ------------
and foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes places in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the back-to-back intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB") with which JWH trades on behalf of the Fund.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitment to any of these different types of markets, although generally the bulk of the Fund's trading takes place on regulated exchanges.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets.  All of the Fund's assets -- other than the assets
          -----------------
managed by MLAM and held in a custodial account as described below under "--The Fund's U.S. Dollar Available Assets Managed by MLAM" -- are currently held in customer accounts at Merrill Lynch.

          Available Assets.  The Fund earns income, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held primarily in U.S. dollars or in U.S. dollar denominated securities issued by the United States Government or certain of its agencies ("Government Securities"), and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balances managed by MLAM or held in the offset accounts (as described below) -- which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

          The Partnership's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

          The interest income arrangements for the Partnership's U.S. dollar Available Assets differ from those applicable to its non-U.S. dollar Available Assets. Interest income, once accrued by the Fund, is subject to the risk of trading losses.

          The Fund's U.S. Dollar Available Assets Managed by MLAM.
          -------------------------------------------------------
Approximately 80% of the Fund's U.S. dollar Available Assets are managed directly by MLAM, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, in the Government Securities markets. MLIP's objective in retaining MLAM to provide cash management services to the Fund is to enhance the return earned on the Fund's U.S. dollar Available Assets managed by MLAM to slightly above the 91-day Treasury bill rate, while maintaining minimal (but by no means eliminating) market risk in the Fund's cash management operations.

          The Government Securities acquired by MLAM on behalf of the Fund are maintained in a custodial account at a Merrill Lynch affiliate and are specifically traceable to the Fund. All income earned on such Government Securities inures to the benefit of the Fund.

          MLF pays all fees due to MLAM in respect of its management of a portion of the Fund's U.S. dollar Available Assets, at no additional cost to the Fund.

          MLAM does business as Merrill Lynch Asset Management. MLAM is a limited partnership. ML&Co. is its limited partner, and Princeton Services, Inc., a wholly-owned subsidiary of ML&Co., is the general partner. As of December 31, 1996, MLAM and its affiliates, collectively, had a total of approximately $234.1 billion in investment company and other portfolio assets under management, including accounts of certain affiliates of MLAM.

          Interest Earned on the Fund's U.S. Dollar Available Assets Not Managed
          ----------------------------------------------------------------------
by MLAM.  The following description relates to the approximately 20% of the
-------
Fund's U.S. dollar Available Assets not managed by MLAM.

          The Fund's U.S. dollar Available Assets not managed by MLAM are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all the interest paid on the short-term Treasury bills in which it invests.

          The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets not managed by MLAM may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets not managed by MLAM to the maximum practicable extent in short-term United States Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund not managed by MLAM would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily U.S. dollar Available Assets not managed by MLAM and held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
-------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Partnership 's U.S. dollar Available Assets. Consequently, the Partnership does not earn interest on foreign margin deposits. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund (MLAM does not manage any of the Fund's non-U.S. dollar Available Assets.). Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

          In order to avoid the expense of daily currency conversions, the Partnership holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Partnership's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Partnership while held in foreign currencies are subject to exchange rate risk.

          Forward Transactions.  Spot and forward currency contracts are the
          ---------------------
only non-exchange traded instruments held by the Fund.

          To date, approximately 20% to 30% of the Fund's trades by volume have been in forward currency contracts, but from time to time the percentage of the Fund's trading represented by forward currency trades may fall substantially outside this range. In using the F/X Desk, the Fund trades through MLF.
Because the Fund need not deposit any margin with MLF in respect of the Fund's forward trading, the Fund's additional risk in trading in such unregulated markets should be limited to a possible loss of unrealized profits on open forward positions which a counterparty accessed through MLF would not, in the event of its bankruptcy, be able to pay to MLF for the account of the Fund (MLF not itself being obligated to pay such unrealized profits to the Fund unless MLF is paid by MLF's counterparty).

          Having the Fund (and the other MLF clients using the F/X Desk) trade through the F/X Desk on the basis of MLF's credit lines permits the F/X Desk to access a wide range of counterparties without the need of such counterparties evaluating the individual credit of the Fund (or any other MLF client).

          CHARGES

          The Partnership traded for only 5 1/2 months in 1996. During that period, the Brokerage Commissions, Administrative Fees, and other expenses were generally consistent with the following estimates. During such 5 1/2 month period, the Partnership's average month-end Net Assets were $132,779,232, and the Partnership's Brokerage Commissions, Administrative Fees, and reimbursement of organizational and initial offering costs totaled $4,873,368, $157,205 and $149,621 respectively (or 3.67%, 0.12% and 0.11% of average month-end net assets).

          In addition to the above charges, the Partnership and JWH share in the profits of the Joint Venture based on equity ownership after 15% of the Joint Venture's quarterly New Trading Profits are allocated to JWH. During such 5 1/2 month period, JWH received Profit Shares of $4,683,010 (inclusive of interest).

---------------------------------------------------------------------------------------
                                    BREAKEVEN TABLE
---------------------------------------------------------------------------------------
                                                                        COLUMN II
                                                COLUMN I         DOLLAR BREAKEVEN RETURN
                                          PERCENTAGE BREAKEVEN   FIRST TWELVE MONTHS OF
                                                 RETURN                INVESTMENT
                                           FIRST TWELVE MONTHS       ($5,000 INITIAL
            ROUTINE EXPENSES                  OF INVESTMENT           INVESTMENT)
----------------------------------------------------------------------------------------
Reimbursement of Organizational and                 0.50%                  $ 25.00
 Initial Offering Costs/(1)/

Ongoing Offering Costs/(2)/                         0.25%                  $ 12.50

Brokerage Commissions                               7.75%                  $387.50

Administrative Fee                                  0.25%                  $ 12.50

Profit Share/(3)/                                   1.00%                  $ 50.00

F/X Desk Service and Related Fees/(4)/              0.10%                  $  5.00

Redemption Charge/(5)/                              3.10%                  $155.00

Cash Management Income/ (6)/                        5.00%                  $250.00

RETURN ON $5,000 INITIAL                           17.95%                  $897.50
 INVESTMENT REQUIRED TO
 BREAKEVEN
----------------------------------------------------------------------------------------

NOTES TO BREAKEVEN TABLE

(1) Assumes a $100 million average capitalization for the Fund.

(2) Assumes the maximum percentage ongoing offering costs. MLIP will pay any such costs to the extent that they exceed 0.25 of 1% of the Fund's average month-end Net Assets in any year.

(3) The 1% Profit Share assumed during a breakeven year is intended to reflect possible timing differences between quarterly Profit Shares and annual performance.

(4) Estimated; paid on a per-transaction basis. Bid-ask spreads on forward currency trades are difficult to estimate and are not included as an expense in the Breakeven Table. The F/X Desk is the Foreign Exchange Service Desk through which the Fund trades forward currency contracts.

(5) Redemption charges would equal 3.10% of the initial $5,000 investment because these charges would equal 3% of the $5,155 Net Asset Value necessary in order for the investor to receive net redemption proceeds of $5,000 after subtracting the 3% redemption charge.

(6) Estimated. The total cash management return earned on the Fund's assets, including the results of MLAM's cash management services, is assumed to approximate the 91-day Treasury bill rate for purposes of this estimate; in fact, however, MLAM's cash management may be unable to produce an enhanced cash management return or avoid a loss of principal. Such estimate does not reflect the economic benefit which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar Available Assets in offset accounts. See Item (c), "Narrative Description of Business -- Use of Proceeds and Cost Management Income -- Interest Earned on the Fund's U.S. Dollars Available Asset Not Managed by MLAM," above.

                         DESCRIPTION OF CURRENT CHARGES

          The Fund and the Fund/JWH joint venture are subject to the following charges and priority profit allocation (Profit Share):

RECIPIENT                     NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------                     -----------------       -----------------

MLIP                         Organizational and       MLIP advanced these costs, $1,000,000 of which are being reimbursed to MLIP
                             initial offering costs   by the Fund in 24 equal monthly installments.
                             reimbursement

MLF                          Brokerage commissions    A flat-rate monthly Brokerage Commission of 0.646 of 1% of the Fund/JWH joint venture's month-end assets (a 7.75% annual rate).

                                                      During the first 5 1/2 months of trading the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Funds' flat-rate Brokerage Commissions was approximately $208.

MLF                          Use of Fund assets       MLF may derive an economic benefit from the deposit of certain of the Fund's
                                                      U.S. dollar Available Assets not managed by MLAM in offset accounts; this benefit to date has not exceeded  3/4 of 1% of such average daily U.S. dollar
                                                      Available Assets.

MLIP                         Administrative Fee       An Administrative Fee of 0.25% per annum of the Fund/JWH joint venture's month-end assets is paid to MLIP, which pays all routine administrative expenses of the joint venture, other than the Fund's ongoing offering costs.

MLIB                         Bid-ask spreads          Under MLIP's F/X Desk arrangements, MLIB receives bid-ask spreads on the forward trades which it executes with the Fund.

Other Counterparties         Bid-ask spreads          The counterparties' other than MLIB, with which the F/X Desk trades each receive bid-ask spreads on the forward trades executed with the joint venture.

MLIP                         F/X Desk service fees    Under the F/X Desk arrangements, MLIP receives  a service fee equal, at current exchange rates, to approximately $5.00 to $12.50 on each purchase or sale of a futures contract-equivalent face amount of a currency executed with counterparties other than MLIB.

MLIB                         EFP differentials        MLIB or an affiliate receives a differential spread for exchanging the joint venture's spot currency positions (which are acquired through the F/X Desk, as described above) for equivalent futures positions.


RECIPIENT                    NATURE OF PAYMENT        AMOUNT OF PAYMENT
---------                    -----------------        -----------------

Government Securities        Bid-ask spreads          The dealers with which MLAM executes Government Securities trades include
 Dealers                                              bid-ask spreads in the prices they quote to the Fund.

Third Parties                Ongoing offering costs   The Fund does not pay its routine administrative expenses (these are paid by
                                                      MLIP, as described above); however, the Fund pays the costs, as incurred, of the ongoing offering of the Units, subject to MLIP absorbing (without reimbursement) any such costs to the extent that they exceed 0.25% of the
                                                      Fund's average month-end Net Assets in any fiscal year.

                                                      The ongoing offering costs payable by the Fund do not include the selling commissions or ongoing compensation payable to the Selling Agent in respect of the Units. Such commissionsand ongoing compensation are paid by MLIP.

JWH                          Profit Share             15% of any New Trading Profits, i.e. any cumulative calendar quarter-end
                                                      Trading Profit in excess of the highest level of such cumulative Trading
                                                      Profit as of any previous calendar quarter-end, are specially allocated by the joint venture to JWH (as the Fund owns substantially all of the Fund/JWH joint venture, such special allocation effectively is made out of Trading
                                                      Profits which the Fund would otherwise have received).

                                                      Trading Profit does not include interest income.

                                                      Trading Profit is calculated after reduction for annual brokerage commissions calculated at a 5.00% rather than a 7.75% annual rate.  Trading Profit is not reduced by the Administrative Fee, organizational and initial offering cost reimbursements or ongoing offering costs.

                                                      Trading Profit is calculated on the basis of the overall performance of the joint venture, not the performance of each JWH Trading Program considered individually.

RECIPIENT                    NATURE OF PAYMENT        AMOUNT OF PAYMENT
---------                    -----------------        -----------------
JWH                          Profit Share             Because the Profit Share is calculated on the basis of any Trading Profits
                             (cont.)                  achieved by the joint venture in excess of the highest level of cumulative
                                                      Trading Profits achieved by the joint venture as of any previous calendar quarter-end, rather than on the basis of increases in the Net Asset Value per
                                                      Unit over the highest Net Asset Value per Unit as of any previous calendar quarter-end, the Profit Shares allocated to JWH may not reflect the investment experience of any particular Limited Partner.  In fact, JWH may be allocated substantial Profit Shares (allocated equally among all outstanding
                                                      Units) even though many Units have declined significantly in value from their initial purchase price.

                                                      As Profit Shares are calculated on the basis of quarter-end highs in cumulative Trading Profit, substantial Profit Shares may (irrespective of the fact that Units are purchased at different times and prices, and may have materially different investment experiences during a year) be accrued during a calendar year even though the joint venture has an overall loss for such year.

MLF; Other                   Extraordinary expenses   Actual payments to third parties; expected to be negligible.
Third Parties

          REGULATION

          The General Partner, JWH and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Other than in respect of its periodic reporting requirements, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) -- not applicable.

          (xiii)  The Partnership has no employees.

      (d) Financial Information about Foreign and Domestic Operations
          -----------------------------------------------------------
and Export Sales:
----------------

          The Partnership and the Joint Venture do not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. The Joint Venture does, however, trade, from the United States, on a number of foreign commodity exchanges.

ITEM 2:        PROPERTIES
               ----------

               The Partnership does not use any physical properties in the conduct of its business.

               The Partnership's only place of business is the place of business of the General Partner (see Item 10 herein). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

ITEM 3:        LEGAL PROCEEDINGS
               -----------------

               There are no pending legal proceedings to which the Partnership or the General Partner is a party.

               In September 1996, JWH was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

               The Partnership has never submitted any matters to a vote of its Limited Partners.


                                    PART II

ITEM 5:        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               -------------------------------------------------------------
MATTERS
-------

               (a) Market Information:
                   ------------------

                   There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

               (b) Holders:
                   -------

                   As of December 31, 1996, there were 5,325 holders of Units, including the General Partner and JWH.

               (c) Dividends:
                   ---------

                   The General Partner has not made, and does not contemplate making, any distributions on the Units.

ITEM 6:        SELECTED FINANCIAL DATA
               -----------------------

               The following selected financial data has been derived from the audited financial statements the Partnership:

                                       JULY 15, 1996 TO
INCOME STATEMENT DATA                  DECEMBER 31, 1996
---------------------                  ------------------

Revenues:

  Realized Gain                             29, 800, 074
  Change in Unrealized Gain                    4,696,372
                                           -------------

    Total Trading Results                     34,496,446

  Interest Income                              3,030,330
                                           -------------

    Total Revenues                            37,526,776

Expenses:

  Brokerage Commissions                        4,873,368
  Administrative Fees                            157,205
                                           -------------

    Total Expenses                             5,030,573
                                           -------------

Net Income Before Minority Interest           32,496,203
Special Profit Share Allocation               (4,683,010)
Minority Interest in  income                     (23,383)
                                           -------------

    Net Income                                27,789,810
                                           =============


BALANCE SHEET DATA*                    DECEMBER 31, 1996     JULY 15, 1996
-------------------------------------  -----------------   ----------------
Aggregate Net Asset Value                  $ 172,844,448       $102,000,000

Net Asset Value per Unit                         $123.16       $        100


* Balance sheet data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

              MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------
         JULY    AUG.    SEPT.    OCT.     NOV.     DEC.
----------------------------------------------------------
1996    $98.98  $98.89  $104.32  $114.96  $122.58  $123.16
----------------------------------------------------------


          The Net Asset value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                               DECEMBER 31, 1996

 Type of Pool:  Single-Advisor/Publicly-Offered/Not "Principal Protected"/(1)/
                     Inception of Trading:   July 15, 1996
                    Aggregate Subscriptions:   $166,774,217
                     Current Capitalization:   $172,844,448
                 Worst Monthly Drawdown:/(2)/   (1.02)%  (7/96)
             Worst Peak-to-Valley Drawdown:/(3)/   (1.02)%  (7/96)

                --------------------------------------
                  1996 MONTHLY RATES OF RETURN/(4)/
                --------------------------------------
                MONTH                        1996
                --------------------------------------
                July ( 1/2 month)            (1.02)%

                August                       (0.09)%

                September                      5.31%

                October                        8.80%

                November                       6.01%

                December                       0.43%

                Compound Rate of              20.63%
                Return (5 1/2 months)
                --------------------------------------

                           _________________________

          (1) Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Fund has no such feature.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately
(3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATION
------------

          The Fund's results of operations depend on JWH's ability to select Programs and the Programs' ability to trade profitably. JWH's selection procedures and trading leveraging analysis, as well as the Programs themselves, are confidential, so that substantially the only available information relevant to the Fund's results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Fund's past performance is not necessarily indicative of its future results.

          In the Partnership's trading, JWH did not change any of the Programs used for the Fund, but did deleverage trading significantly in December 1996. See "-- JWH Trading Program Allocation," below.

          RESULTS OF OPERATIONS

          General.  MLIP believes that the Fund should be regarded as medium-
          -------
to-long-term (i.e., three to five years) investments, but it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

          Markets with sustained price trends tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, and (ii) it is impossible to predict when price trends will occur.

          MLIP attempts to control credit risk in the Fund's futures, forward and options trading (the Fund does not trade derivatives other than futures and forward contracts and related options) by trading only through MLF. MLF acts solely as a broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

          MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.

          JWH TRADING PROGRAM ALLOCATIONS

          Of the 11 Programs which JWH currently includes in the JWH Strategic Allocation Program, the following seven were being used for the Fund as of December 31, 1996 (the selection of, and percentage of the Fund's assets allocated among, such Programs may be changed at any time in JWH's discretion):

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                          STRATEGIC ALLOCATION PROGRAM
                               DECEMBER 31, 1996

                                        APPROXIMATE                                                          APPROXIMATE
                                      % OF FUND ASSETS                                                    % OF FUND ASSETS
                                      ----------------                                                    ----------------

DOLLAR PROGRAM                               7.0%                GLOBAL FINANCIAL PORTFOLIO                      21.0%

FINANCIAL AND METALS                        15.5%                ORIGINAL INVESTMENT PROGRAM                     26.0%
 PORTFOLIO

G-7 CURRENCY PORTFOLIO                      15.5%                WORLDWIDE BOND PROGRAM                           5.0%

GLOBAL DIVERSIFIED                          10.0%
 PORTFOLIO

As of December 31, 1996, these JWH Trading Programs, weighted as set forth above, had approximately the following market sector commitments:

 CURRENCIES                                  29.2%               METALS                10.5%
 FINANCIAL INSTRUMENTS                       31.5%               STOCK INDICES          5.6%
 COMMODITIES                                  8.1%               ENERGY                15.1%

        JWH, in its discretion, may from time to time allocate Fund assets to other JWH Programs deemed suitable by JWH. JWH may also choose to remove certain Programs from, or not to include certain new Programs in, the Fund's portfolio for one or more of a wide variety of reasons (e.g., overlap with other Programs, the lack of a sustained proprietary or client performance record, etc.).

        The factors which JWH considers in allocating assets to, or reallocating assets away from, a particular Program include, but are not limited to: recent or anticipated market conditions, perceived rate of return potential, performance (absolute performance, performance of the Program relative to other JWH Programs and the Program's recent performance relative to its historical returns), reward/risk ratios (both absolute and comparing one Program to another) and continuing Program and portfolio research.

        There is no pre-established range for the percentage allocations of the Fund's assets which may be made to any particular JWH Trading Program, and JWH believes that it is in the best interests of the Fund for JWH to maintain significant flexibility in making such allocations. However, it would be only in exceptional circumstances that JWH would allocate more than approximately 25% of the Fund's trading level (which trading level may potentially constitute as much as 150% of the Fund's Net Assets) to any single Program.

        JWH may make adjustments to the Fund's combination of JWH Trading Programs at any time. However, both MLIP and JWH believe that frequent reallocations among different JWH Trading Programs would risk incurring substantial opportunity costs as well as running counter to the long-term nature of these Programs' profit potential.

        LEVERAGE CONSIDERATIONS

        Because of the low margins required to trade in the futures and forward markets, it is possible to adjust the market commitment of the Fund to levels considered by JWH to be consistent with the Fund's intended reward/risk profile, with little regard to the actual capital available to it. In highly volatile markets, for example, JWH might determine that positions of a magnitude that would ordinarily be acquired for a $50 million account represented a level of risk consistent with the objectives of an account with $75 million in equity. On the other hand, a particular allocation among various JWH Trading Programs might be considered to have a sufficient degree of inter-Program non-correlation that JWH would decide that positions of a magnitude that would ordinarily be acquired for a $50 million account could prudently be held by an account of only $30 million. By varying the Fund's "trading level," JWH can, if successful, position the Fund to have a degree of market exposure consistent, in JWH's analysis, with the Fund's reward/risk and profit objectives across a broad range of different market conditions. JWH may determine that for sustained periods of time it is in the Fund's best interests to trade at either above or below 100% leverage -- i.e., with the JWH Trading Programs managing aggregate Fund capital commitments either greater or less than the actual equity in the Fund (JWH does not presently intend to trade, except perhaps on an occasional interim basis, at less than approximately 50% nor more than approximately 150% leverage). Increasing trading level over actual Fund capital can, if JWH's trading is successful, significantly offset the opportunity costs of the multi-strategy structure (while correspondingly increasing expected performance volatility). On the other hand, decreasing the Fund's trading level below its actual equity can help to conserve assets in unfavorable markets (while correspondingly reducing profit potential).

        At certain times, JWH may reach the conclusion that the Fund's portfolio offers more risk than reward. Such a conclusion may be reached, for example, after a prolonged or dramatic "run-up" in the markets traded by several Programs. At these times, JWH has the ability to allocate the Fund's assets away from the Programs, in whole or in part, thereby both taking profits and reducing or eliminating exposure to adverse market movements. JWH may also conclude that it is appropriate to reduce the Fund's market commitment in unusually volatile or trendless periods. This, in fact, happened in early December 1996, when JWH significantly deleveraged the Fund's trading and was able, as a result, to avoid the major losses incurred by a number of systematic traders during that month. On the other hand, JWH's flexibility in controlling the leverage of the Fund's trading need not be applied solely in a defensive manner. If, for example, JWH's market analysis identifies what it believes to be an attractive opportunity but the Fund's assets are already fully committed, JWH has the ability to commit more than the total assets of the Fund to the markets through upleveraging the Fund's trading so that its collective market commitments to the various Programs exceed the Fund's actual equity.

        "Deleveraging" the Fund's trading involves significant potential opportunity costs; "upleveraging" such trading involves correspondingly increased risk. There can be no assurance that JWH's leverage adjustments will not result in losses or cause the Fund to miss profit opportunities which a static leveraging policy would have avoided or capitalized upon, respectively.

        PERFORMANCE SUMMARY

        1996  (5 1/2 months)

        Statistics. From July 15, 1996 (commencement of operations) through
        ----------
December 31, 1996, the Fund's average month-end Net Assets equaled $132,779,232. The Fund recognized gross trading gains of $34,496,446, and incurred Brokerage Commissions of $4,873,368, Administrative Fees of $157,205 and Profit Shares of $4,706,392 (or 25.98%, 3.67%, 0.12% and 3.54% respectively, of average month-end
Net Assets). Interest income of $3,030,330 or 2.28% of average month-end Net Assets resulted in a net income of $27,789,810 (before organizational and initial offering cost reimbursement payments of $229,167 and after deducting JWH's $4,706,393 minority interest in the profits and losses of the Joint Venture) or 20.92% of average month-end Net Assets, which resulted in a 23.16% increase in the Net Asset Value per Unit.

        Overview. The first 5 1/2 months of the Fund's trading were
        --------
characterized by difficult trading conditions in many markets and a lack of clear price trends in key markets. The Fund's trading performance was slightly negative from the commencement of its operations on July 15, 1996 through the end of August 1996, as currencies and agricultural commodities provided JWH with particularly volatile and difficult trading environments. Performance rebounded significantly in September 1996; currency markets exhibited less volatility than they had in the first six weeks of the Fund's operations, energy prices rose significantly, and the bond markets remained unsettled. In September heating oil hit a five- year high on soaring prices in Europe, and the Fund was also able to capitalize on downward trends in the metals markets. Strong trends in the currency and global bond markets produced significant gains in October and November, but the year ended with declining performance as December witnessed the reversal of several strong upward trends and increased volatility in key markets. JWH had deleverged the Fund's trading positions to a significant extent in December, a strategy which was effective in controlling losses in this month.

        PERFORMANCE OVERVIEW

        The principal variables which determine the net performance of the Fund are gross profitability and interest income. During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. This negatively impacted revenues because interest income is typically a major component of commodity pool profitability. In addition, low interest rates are frequently associated with reduced fixed-income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

        The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of assets. The only Fund costs (other than the insignificant F/X Desk service fees, EFP differentials, as well as bid-ask spreads and forward contracts and organizational and offering cost reimbursement payments) which are not based on a percentage of the Fund's assets are the Profit Shares payable to JWH. (Brokerage Commissions and Administrative Fees are not adjusted to reflect any "upleveraging" or "deleveraging" of the Fund's trading which may be implemented by JWH.)

        The events that primarily determine the Fund's profitability are those that produce sustained and major price movements. It does not matter whether such movements are up or down -- JWH is generally more likely to be able to profit from sustained trends, irrespective of their direction than from trendless markets. During the course of the Fund's performance to date, such events have ranged from the apparent refusal of Iraq to arrive at a settlement which would permit it to sell oil internationally and a combination of drought and excessive rain negatively impacting U.S. agricultural harvesting as well as planting. While these events are representative of the type of circumstances which materially affect the Fund, the specific events which will do so in the future, and what their effects will be, cannot be predicted or identified.

         Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time. Furthermore, the profits on many open positions are effectively realized on a daily basis through the payment of variation margin.

         Except in unusual circumstances, factors such as regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business -- have virtually no impact on the Fund.

         LIQUIDITY AND CAPITAL RESOURCES

         The amount of capital raised for the Fund should not have a significant impact on its operations, except at extremely large levels of capitalization. The Fund's costs are generally proportional to its asset base, and within broad ranges of capitalization, JWH's trading positions, and the resulting gains or losses, should increase or decrease in approximate proportion to the size of the Fund.

         The Fund raises additional capital only through the continuous offering of its Units.

         Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

         In its trading to date, the Fund has had, from time to time, substantial unrealized gains and losses on its open positions. These gains or losses are received or paid on a periodic basis as part of the routine clearing cycle on the exchanges or in the unregulated markets (in the case of the Fund, exclusively the inter-bank forward market in currencies) in which the Fund trades. In highly unusual circumstances, market illiquidity could make it difficult for JWH to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Fund's realized and unrealized gains.

         In terms of cash flow, it makes little difference whether a market position remains open (so that profit or loss on such positions remains "unrealized") as cash settlement of "unrealized" gains and losses occurs periodically whether or not positions are closed out. The only meaningful difference between realized and unrealized gains or losses in the case of the Fund is that unrealized items reflect gains or losses on positions which the Advisors have determined not to close out (presumably, in the expectation of future profits), whereas realized gains or losses reflect amounts received or paid in respect of positions no longer being maintained.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The financial statements required by this Item are included in Exhibit 13.01.

         The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          (a,b)  Identification of Directors and Executive Officers:
                 --------------------------------------------------

                 As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by JWH on behalf of the Partnership.

        The principal officers of MLIP and their business backgrounds are as follows.

John R. Frawley, Jr.                    Chief Executive Officer, President
                                         and Director

James M. Bernard                        Chief Financial Officer,
                                         Senior Vice President and Treasurer

Jeffrey F. Chandor                      Senior Vice President, Director of
                                          Sales, Marketing and Research and
                                          Director

Allen N. Jones                          Chairman and Director

Steven B. Olgin                         Vice President, Secretary and
                                          Director of
                                          Administration

        John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP as well as Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets, and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its inception in 1990 through its dissolution in 1994. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, he was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is a Director of that organization, and a Director of the Futures Industry Institute. Mr. Frawley also currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing, and issues regarding a potential merger.

        James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined MLF in 1983. Before that he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor at Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

        Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President and the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of Equity, Derivative Products and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

        Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial

Services of the Merrill Lynch Private Client Group. From January 1992 to June 1992, he held the position of First Vice President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Before January 1990, he held the position of Senior Regional Vice President of MLPF&S.

        Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Futures Association's Government Relations Committee and has served as an arbitrator for the NFA.

        At its December 1996 Board of Directors meeting, MLIP formed a Finance Committee composed of representatives of several different operating and administrative units at Merrill Lynch to oversee the financial controls and accounting procedures implemented by MLIP. The Finance Committee will meet periodically to review MLIP's financial reporting, monitoring and record keeping, as well as all proposed changes affecting the operations of the Fund.

        As of December 31, 1996, the principals of MLIP had $8,006 invested in the Fund and MLIP's general partner interest in the Fund was valued at approximately $2 million.

        MLIP acts as general partner to thirteen public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(SM) L.P., The SECTOR Strategy Fund(SM) II L.P., The SECTOR Strategy Fund(SM) IV L.P., The SECTOR Strategy Fund(SM) V L.P., The SECTOR Strategy Fund(SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.) and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

        (c) Identification of Certain Significant Employees:
            -----------------------------------------------

            John W. Henry & Company, Inc. is the Trading Advisor of the Fund. Were JWH's services no longer to be available to the Fund, the Fund would, in all likelihood, dissolve.

        (d)  Family Relationships:
             --------------------

             None.

        (e)  Business Experience:
             -------------------

             See Item 10(a)(b) above.

         (f) Involvement in Certain Legal Proceedings:
             ----------------------------------------

             None.

        (g)  Promoters and Control Persons:
             -----------------------------

             The General Partner is the sole promoter and controlling person of the Partnership.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

          The officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Available Assets in offset accounts, as described in Item 1(c)
above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners:
              -----------------------------------------------

              As of December 31, 1996, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

          (b) Security Ownership of Management:
              --------------------------------

              As of December 31, 1996, the General Partner owned 16,643 Units (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

          (c) Changes in Control:
              ------------------

              None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a) Transactions with Management and Others:
              ---------------------------------------

              The General Partner acts as administrative and trading manager of the Fund. The General Partner provides all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner, which receives the Administrative Fee, pays all expenses relating to such services.

          (b) Certain Business Relationships:
              ------------------------------

              MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

              In 1996, the Partnership paid: (i) Brokerage Commissions of $4,873,368 to the Commodity Broker, which included $2,507,682 in Management Fees paid by the Commodity Broker to JWH; and (ii) Administrative Fees of $157,205 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefit from maintaining a portion of the Fund's assets in "offset accounts" as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Cash Management Income -- Interest Earned or the Fund's U.S. Dollar Available Assets Not Managed by MLAM," and Item 11, "Executive Compensation" herein, as well from the Fund's F/X Desk and exchange of futures for physical ("EFP") trading.

              See Item 1(c), "Narrative Description of Business -- Charges" and "--Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

          (c) Indebtedness of Management:
              --------------------------

              The Partnership is prohibited from making any loans, to management or otherwise.

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a)1.  Financial Statements (found in Exhibit 13.01):                          Page
                 --------------------------------------------                            ----
                 Independent Auditors' Report                                              1

                 Consolidated Statement of Financial Condition as of December 31, 1996     2

                 For the period from July 15, 1996 (commencement of trading) to
                 December 31, 1996:
                    Consolidated Statement of Operations                                   3
                    Consolidated Statement of Changes in Partners' Capital                 4

                 Notes to Financial Statements                                          5-12

          (a)2.  Financial Statement Schedules:
                 -----------------------------

                 Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

          (a)3.  Exhibits:
                 ---------

                 The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation                        Description
-----------                        -----------

1.01
                                   Form of Selling Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc. ("Merrill
                                   Lynch Futures"), Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent") and
                                   JWH.

Exhibit 1.01:                      Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 2 to the
------------
                                   Registration Statement (File No. 333-80509) filed on April 23, 1996, on Form S-1 under the
                                   Securities Act of 1993 (the "Registrant's Registration Statement.")

3.01(i)                            Certificate of Limited Partnership of the Registrant.

Exhibit 3.01(i):                   Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant's Registration
---------------
                                   Statement.

10.01                              Form of Joint Venture Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc. and
                                   JWH.

Exhibit 10.01:                     Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's Registration
-------------
                                    Statement.


10.02                              Form of Customer Agreement between the Registrant's joint venture with JWH and Merrill
                                   Lynch Futures Inc.

Exhibit 10.02:                     Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration
-------------
                                   Statement.

10.03                              Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, Merrill
                                   Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.03:                     Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration
-------------
                                   Statement.

10.05                              Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the
                                   Prospectus.)

Exhibit 10.05                      Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration
-------------
                                   Statement.

10.06                              Form of Investment Advisory Contract among the Registrant's joint venture with JWH, MLIP,
                                   Merrill Lynch Futures Inc. and Merrill Lynch Asset Management, L.P.

Exhibit 10.06:                     Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's Registration
-------------
                                   Statement.

10.07                              Form of Custody Agreement among the Registrant's joint venture with JWH and Merrill Lynch
                                   Futures Inc.

Exhibit 10.07:                     Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's Registration
-------------
                                   Statement.

13.01                              1996 Annual Report and Independent Auditors' Report.

Exhibit 13.01:                     Is filed herewith.
-------------

28.01                              Prospectus of the Partnership dated April 25, 1996.

Exhibit 28.01:                     Is incorporated herein by reference as filed with the Securities and Exchange Commission
-------------
                                   pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 333-
                                   80509) on Form S-1, effective April 25, 1996.

          (b)  Report on Form 8-K:
               ------------------

               No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ML JWH STRATEGIC ALLOCATION FUND L.P.

                        By:  MERRILL LYNCH INVESTMENT PARTNERS, INC.
                             General Partner

                        By:  ________________________________________________
                             John R. Frawley, Jr.
                             President, Chief Executive Officer and Director
                               (Principal Executive Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 14, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                  Title                                                    Date
---------                  -----                                                    ----
/s/John R. Frawley, Jr.    President and Chief Executive Officer and Director       March 14, 1997
-----------------------
John R. Frawley, Jr.

/s/James M. Bernard        Chief Financial Officer, Treasurer (Principal Financial  March 14, 1997
-----------------------
James M. Bernard           and Accounting Officer) and Senior Vice President

/s/Jeffrey F. Chandor      Senior Vice President and Director of Sales,             March 14, 1997
-----------------------
Jeffrey F. Chandor         Marketing and Research, and Director

/s/Allen N. Jones          Director                                                 March 14, 1997
-----------------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT         General Partner of Registrant    March 14, 1997
  PARTNERS INC.

By: /s/John R. Frawley, Jr.
    -----------------------
    John R. Frawley, Jr.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 1996 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

               Exhibit
               -------

Exhibit 13.01  1996 Annual Report and Independent Auditors' Report

                 To the best of the knowledge and belief of the
                   undersigned, the information contained in
                     this report is accurate and complete.



                                James M. Bernard
                            Chief Financial Officer
                     Merrill Lynch Investment Partners Inc.
                               General Partner of
                     ML JWH STRATEGIC ALLOCATION FUND L.P.