Form 10-Q
period 1997-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1997-05-14
CIK 1005177

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-16110

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                          (Exact name of Registrant as
                           specified in its charter)

                     Delaware                                 13-3887922
       ------------------------------------               -----------------
         (State or other jurisdiction of            (IRS Employer Identification
          incorporation or organization)             No.)


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
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ------    -----


                        This document contains 10 pages.
      There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                 ---------------------------------------------

                                            March 31,     December 31,
                                              1997            1996
                                          -------------  --------------
ASSETS
------
Cash on Deposit at Brokers                 $        817   $        726
Accrued Interest                                251,950        184,577
U.S. Government obligations                 164,035,194    121,535,012
Equity in commodity futures trading
 accounts:
    Cash and options premium                 61,608,036     54,132,103
    Net unrealized profit on open
     contracts                                4,604,089      4,696,372
                                        ---------------   ------------

                TOTAL                      $230,500,086   $180,548,790
                                        ===============   ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Brokerage commissions payable          $  1,488,565      1,160,945
    Profit Share payable                        974,522      4,683,010
    Redemptions payable                         770,912   $  1,661,675
    Organization and initial offering
     costs payable                              683,712        808,712
    Administrative fees payable                  48,018         37,450
                                        ---------------   ------------

            Total liabilities                 3,965,729      8,351,792
                                        ---------------   ------------

Minority interest                               127,224        123,383
                                        ---------------   ------------

PARTNERS' CAPITAL:
    General Partner (18,177 and 16,643        2,296,475      2,038,044
     Units)
    Limited Partners (1,770,784 and         224,110,658    188,284,065
     1,534,953 Units)
    Subscriptions receivables (0 and                  -    (18,248,494)
     148,169 Units)
                                        ---------------   ------------

            Total partners' capital         226,407,133    172,073,615
                                        ---------------   ------------

                TOTAL                      $230,500,086   $180,548,790
                                        ===============   ============

NET ASSET VALUE PER UNIT (see note 2)


See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                                                 For the three
                                                                 months ended
                                                                March 31, 1997
REVENUES:
Trading profit (loss):
        Realized                                                  $ 8,668,317
        Unrealized                                                    (92,283)
                                                                  -----------

            Total trading results                                   8,576,034
                                                                  -----------

     Interest income                                                2,773,698
                                                                  -----------

              Total revenues                                       11,349,732
                                                                  -----------

EXPENSES:
    Administrative fees                                               137,516
    Brokerage commissions                                           4,263,014
                                                                  -----------

             Total expenses                                         4,400,530
                                                                  -----------

NET INCOME BEFORE
     MINORITY INTEREST                                              6,949,202
                                                                  -----------

    Minority interest on income/loss                                 (978,363)
                                                                  -----------

NET INCOME                                                        $ 5,970,839
                                                                  ===========

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                                 1,713,819
                                                                  ===========

     Weighted average net income per Limited
          Partner unit and General Partner unit                         $3.48
                                                                        =====

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                        -------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------
                   For the three months ended March 31, 1997
                   -----------------------------------------

                                                          Limited        General     Subscriptions
                                          Units          Partners        Partner       Receivable       Total
                                       -----------    --------------   -----------  ---------------  -----------

PARTNERS' CAPITAL, DECEMBER 31, 1996    1,403,427       $188,284,065    $2,038,044   $(18,248,494)   $172,073,615


Additions                                 409,237         32,927,078       194,571     18,248,494      51,370,143

Net Income                                      -          5,906,979        63,860              -       5,970,839

Redemptions                               (23,703)        (3,007,464)            -              -      (3,007,464)

PARTNERS' CAPITAL,
  MARCH 31, 1997                        1,788,961       $224,110,658    $2,296,475    $         -    $226,407,133
                                      ===========       ============    ==========    ===========    ============

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                        -------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Partnership as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.


Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").

2.  NET ASSET VALUE PER UNIT

For financial reporting purposes with respect to the Units, the Partnership deducts organizational and offering costs that are payable to the General Partner in determining the net asset value per unit. For all other purposes (including computing net asset value for redemptions) the Partnership deducts only the organizational and offering reimbursement actually paid. The net asset value per unit was $126.56 and $122.61 for financial reporting purposes and $126.92 and $123.16 for all other purposes at March 31, 1997 and December 31, 1996, respectively.


3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the three months ended March 31, 1997 were as follows (there were no trading revenues reported for the first quarter 1996):

                                                                 1997
                                                                 ----

   Interest rate and Stock Indices                          $  (860,088)
   Commodities                                                2,079,268
   Currencies                                                 9,079,867
   Energy                                                    (2,023,620)
   Metals                                                       300,607
                                                            -----------

                                                            $ 8,576,034
                                                            ===========

Fair Value
----------

The contract/notional values of open contractsas of March 31, 1997 and December 31, 1996 were as follows:


                                    1997                                    1996
                   ---------------------------------------  ----------------------------------------
                     Commitment to       Commitment to       Commitment to       Commitment to
                    Purchase (Futures,  Sell (Futures,      Purchase (Futures   Sell (Futures,
                    Options & Forwards) Options & Forwards) Options & Forwards) (Options & Forwards)
                    ------------------- ------------------- ------------------- --------------------
Interest rate       $ 96,961,553          $538,053,267         $144,969,514          $     -
 Stock indices         5,636,977             7,066,250                -                    -
Commodities           23,861,083            14,718,889            6,083,206            17,321,100
Currencies           123,469,379           306,022,618          229,540,645           289,870,043
Energy                         -            17,254,000           18,094,440                -
Metals                 7,707,488             3,717,000            2,693,494            30,540,601
                    ------------          ------------         ------------          ------------

                    $257,636,480          $886,832,024         $401,381,299          $337,731,744
                    ============          ============         ============          ============

The majority of the Partnership's derivative financial instruments outstanding at March 31, 1997, mature within one year.

The contract/notional value of exchange traded and open contracts as of March 31, 1997 and December 31, 1996 were as follows:


                                                          1997                                          1996
                                       ------------------------------------------     ------------------------------------------

                                         Commitment to        Commitment to            Commitment to        Commitment to
                                         Purchase (Futures,   Sell (Futures,           Purchase (Futures    Sell (Futures,
                                         Options & Forwards)  Options & Forwards)      Options & Forwards)  (Options & Forwards)
                                         -------------------  -------------------      -------------------  --------------------
Exchange
 traded                                     $133,116,176          $580,809,406             $170,575,723          $ 46,596,770
Non-Exchange
 traded                                      124,520,304           306,022,618              230,805,576           291,134,974
                                            ------------          ------------             ------------          ------------

                                            $257,636,480          $886,832,024             $401,381,299          $337,731,744
                                            ============          ============             ============          ============

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the three months ended March 31, 1997 and December 31, 1996 was as follows:

                                                                1997                                    1996
                                       -----------------------------------------       ------------------------------------------

                                       Commitment to           Commitment to           Commitment to         Commitment to
                                       Purchase (Futures,      Sell (Futures,          Purchase (Futures,    Sell (Futures,
                                       Options & Forwards)     Options & Forwards      Option & Forwards)    (Options & Forwards)
                                       ------------------      ------------------      ------------------    --------------------
Interest rate                             $473,093,918            $293,371,407           $  719,308,090          $ 83,716,105
 Stock indices                               6,297,423               7,169,802               13,413,720            13,483,911
Commodities                                 19,209,676              15,004,678                8,192,113            24,113,672
Currencies                                 215,827,376             432,905,589              300,537,708           312,830,219
Energy                                      19,207,000              13,115,997               22,546,285                --
Metals                                       8,815,916              12,357,413                3,818,246            39,804,586
                                          ------------            ------------           --------------          ------------

                                         $ 742,451,309            $773,924,886           $1,067,816,162          $473,948,493
                                         =============            ============           ==============          ============

At March 31, 1997 and December 31, 1996, $39,229,802 and $26,689,459 of the
Partnership's assets were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on open contracts as of March 31, 1997 and December 31, 1996 were as follows:

                         1997                       1996
                ------------------------  ------------------------

                   Gross         Net         Gross         Net
                Unrealized   Unrealized    Unrealized  Unrealized
                   Profit   Profit (Loss)    Profit      Profit
Exchange
  traded         $7,635,489  $ 6,739,794   $3,013,592   $1,424,907
Non-Exchange
  traded          1,343,615   (2,135,705)   6,937,127    3,271,465
                 ----------  -----------   ----------   ----------

                 $8,979,104  $ 4,604,089   $9,950,719   $4,696,372
                 ==========  ===========   ==========   ==========

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Operational Overview:
---------------------

Due to the nature of the Fund's business, its results of operations depend on the Trading Manager's ability to ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. The Trading Manager's trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. Merrill Lynch Investment Partners Inc. (MLIP) believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

Results of Operations - General:
--------------------------------

The Fund is dependent on the ability of John W. Henry & Company, Inc. JWH to generate profits, through speculative futures trading, sufficient to produce substantial capital appreciation after payment of all fees and expenses. Such success is dependent on (i) JWH's selection of and ongoing allocation and reallocation of Fund assets (and trading level) among the Programs and (ii) the results achieved by such Programs.

Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Programs are affected differently by trends in general as well as by particular types of trends.

The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-program structure. This structure purposefully attempts to diversify the Fund's Programs among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently consists technical and trend-following approaches).

Performance Summary
-------------------

During the first three months of 1997, the Fund's average month-end Net Assets equalled $221,478,429 and the Fund recognized gross trading gains of $8,576,034 or 3.87% of such average month-end Net Assets. Brokerage commissions of $4,263,014 or 1.92 % and Administrative expenses of $137,516 or .06% of average month-end Net Assets were paid. Interest income of $2,773,698 or 1.25% of average month-end Net Assets resulted in net income of $5,970,839 (after deduction of MLIP's "Minority Interest" in the Trading Partnership) or 2.70% of average month-end Net Assets which resulted in a 3.05% increase in the Net Asset Value since December 31, 1996.

During quarter ended March 31, 1997, the Fund experienced 2 profitable month and 1 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

                                January   February  March
                      ------------------------------------
                      1997      $126.87   $126.83  $126.92
                      ------------------------------------

Importance of Market Factors
----------------------------

In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Programs are exclusively technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day).
Although MLIP monitors market conditions and Trading Manager performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions.

Because the Trading Manager's strategies are proprietary and confidential and market movements unpredictable, selecting Programs to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the Trading Manager's current portfolio, in terms of the common emphasis of their strategies on technical and trend-following methods, increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

JWH anticipates that, over time, a number of changes will be made to both the selections of and allocations among the Programs used for the Fund. However, as the Fund will be the first account managed using the JWH Strategic Allocation Program, JWH cannot predict how frequently the Program combinations or allocations used for the Fund may be adjusted, and, in any case, the frequency of such adjustments in any given period may differ significantly from that during other periods.

Interest Income
---------------

The Fund's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by Merrill Lynch Asset Management Inc. MLAM rather than periodic interest accruals. Although there can be no assurance that the Fund will not incur losses in its yield enhancement activities in the future, to date MLAM has achieved a yield for the Fund (on the approximately 80% to 90% of the Fund's assets managed by MLAM) of approximately 1.02% (annualized) over the prevailing 91-day Treasury bill rate.

Liquidity
---------

The Fund's assets, including the assets managed by MLAM, are available to margin the Fund's futures positions and earn interest income and to be withdrawn, as necessary, to pay redemptions and expenses. Other than potential limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Fund's futures and forward trading, the Fund's assets are highly liquid and are expected to remain so. To date, the Fund has experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Advisors.

Although Units may be redeemed at any month-end, no one who cannot afford to commit funds to a comparatively illiquid investment should subscribe to the Fund (redemption penalties apply through the end of the first twelve months after the beginning of the calendar quarter as of which a Unit is issued). MLIP believes that investors who are not prepared to regard the Fund essentially as a medium- to long-term investment should not purchase Units.

Capital Resources
-----------------

The Fund raises capital only through the sale of Units. The net proceeds of the ongoing offering of the Units, plus the related general partnership contributions by MLIP, are placed under the management of JWH.

The amount of capital raised for the Fund does not have a significant impact on its operations, as, other than a de minims organizational and initial offering cost reimbursement obligation, the Fund has no capital expenditure or working capital requirements other than for moneys to pay trading losses, brokerage commissions, Administrative Fees and Profit Shares (all of which should be generally proportional to the capital available to a particular series of Units). Within broad ranges of capitalization, the Advisors' trading positions should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectively

The Fund raises additional capital only through the sale of Units. The Fund is prohibited from borrowing under the terms of the Limited Partnership Agreement.

Due to the nature of the Fund's business, substantially all of its assets are and will be represented by cash, Government Securities and short-term foreign sovereign debt obligations, while it maintains its primary market exposure through futures and forward contract positions.

Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital attributable to various series of Units which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which ML&Co. has guaranteed to investors.

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no pending proceedings to which the Partnership or the General Partner is a party.

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

           (b)  Reports on Form 8-K

    There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            ML JWH STRATEGIC ALLOCATION FUND L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                            ------------------------------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                            ------------------------------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director