Form 10-Q
period 1997-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1997-08-13
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ---------------

                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------   --------------

Commission File Number 0-28928

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

        Delaware                                          13-3887922
-----------------------------------            --------------------------------
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

                                 212-236-5662
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  X    No
                                                                -----     ------

                       This document contains 10 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                            June 30,    December 31,
                                              1997          1996
                                          ------------  ------------
ASSETS
------
Cash on Deposit at Broker                 $      2,657  $        726
Accrued interest                               238,206       184,577
U.S. Government obligations                166,956,498   121,535,012
Equity in commodity futures trading
 accounts:
    Cash and options premium                45,699,664    54,132,103
    Net unrealized profit on open            8,065,012     4,696,372
     contracts
                                          ------------  ------------

                TOTAL                      220,962,037   180,548,790
                                          ============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                   $    360,610  $  1,661,675
    Special profit share allocation            985,346     4,683,010
     payable
    Brokerage commissions payable            1,420,678     1,160,945
    Organization & initial offering            213,480       808,712
     costs payable
    Administrative fees payable                 45,828        37,450

                                          ------------  ------------
            Total liabilities                3,025,942     8,351,792
                                          ------------  ------------

Minority Interest                              123,685       123,383

PARTNERS' CAPITAL:
  General Partners (18177 and 16643
   Units)                                    2,225,274     2,038,044
  Limited Partners (1757959 and 1534953
   Units)                                  215,587,136   188,284,065
  Subscriptions receivable (0 and
   148169 Units)                               -         (18,248,494)
                                          ------------  ------------

            Total partners' capital        217,812,410   172,073,615
                                          ------------  ------------

                TOTAL                     $220,962,037  $180,548,790
                                          ============  ============

NET ASSET VALUE PER UNIT (NOTE 2)


See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                           For the three  For the six
                                            months ended  months ended
                                             June 30,       June 30,
                                               1997           1997
                                            ------------  ------------
REVENUES:
    Trading (loss) profit:
      Realized                              $(9,513,484)   $  (845,167)
      Unrealized                              3,460,923      3,368,640
                                            ------------  -------------

            Total trading results            (6,052,561)     2,523,473
                                            ------------  -------------

     Interest income                          3,131,635      5,905,333
                                            ------------  -------------
            Total revenues                   (2,920,926)     8,428,806
                                            ------------  -------------

EXPENSES:
    Administrative fees                         139,133        276,649
    Brokerage commissions                     4,313,001      8,576,105
                                            ------------  -------------

            Total expenses                    4,452,134      8,852,754
                                            ------------  -------------

NET INCOME BEFORE
    MINORITY INTEREST                        (7,373,060)      (423,948)

    Special Profit Share Allocation              (3,746)      (985,346)
    Minority Interest                            (3,539)          (302)
                                            ------------  -------------

NET INCOME (LOSS)                           $(7,380,345)   $(1,409,596)
                                            ============  =============


NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           1,784,487      1,749,153
                                            ============  =============

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                   $(4.14)        $(0.81)
                                            ============  =============


See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------

                              Units        Limited       General    Subscriptions       Total
                                          Partners       Partner      Receivable
                          ---------- -----------------------------------------------------------
PARTNERS' CAPITAL,
  December 31, 1996         1,403,427   $188,284,065   $2,038,044    $(18,248,494)  $172,073,615

Additions                     409,237     32,927,078      194,571      18,248,494     51,370,143

Net income ( loss)                  -     (1,398,489)     (11,106)              -     (1,409,595)

Organization and initial
offering costs recovery             -        366,712        3,765               -        370,477

Redemptions                   (36,528)    (4,592,230)           -               -     (4,592,230)
                          ------------ --------------  -----------  --------------  -------------

PARTNERS' CAPITAL,
  June 30, 1997             1,776,136   $215,587,136   $2,225,274    $          -   $217,812,410
                          ============ ==============  ===========  ==============  =============

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Partnership as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

2.  NET ASSET VALUE PER UNIT

For financial reporting purposes with respect to the Units, the Partnership deducts organizational and offering costs that are payable to the General Partner in determining the net asset value per unit. For all other purposes (including computing net asset value for redemptions) the Partnership deducts only the organizational and offering reimbursement actually paid. The net asset value per unit was $122.63 and $122.61 for financial reporting purposes and $122.74 and $123.16 for all other purposes at June 30, 1997 and December 31, 1996, respectively.

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respecitive periods were as follows (there were no trading revenues reported for the first six months of 1996):

                                  For the three    For the six
                                   months ended   months ended
                                     June 30,       June 30,
                                       1997           1997
                                ----------------  ------------
Interest rates & Stock indices      $   (63,818)   $  (923,906)
Commodities                           1,744,275      3,823,543
Currencies                           (3,859,520)     5,220,347
Energy                               (5,811,455)    (7,835,075)
Metals                                1,937,957      2,238,564
                                ----------------  ------------
                                    $(6,052,561)   $ 2,523,473
                                ================  ============

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                  1997                                       1996
                  ---------------------------------------  ----------------------------------------
                     Commitment to        Commitment to        Commitment to      Commitment to
                   Purchase (Futures,    Sell (Futures,     Purchase (Futures,    Sell (Futures,
                  Options & Forwards)  Options & Forwards) Options & Forwards)  Options & Forwards)
                  -------------------  ------------------  -------------------  -------------------
Interest rate       $1,100,278,853      $311,688,588          $144,969,514         $    -
Stock  Indices          50,798,554          -                       -                   -
Commodities             28,257,488        25,656,598             6,083,206          17,321,100
Currencies             484,823,745       278,658,117           229,540,645         289,870,043
Energy                   4,189,200        36,578,349            18,094,440              -
Metals                   6,505,713        56,768,773             2,693,494          30,540,601
                  ----------------     -------------       ---------------      --------------
                    $1,674,853,553      $709,350,425          $401,381,299        $337,731,744
                  ================     =============       ===============      ==============

The contract/notional value of exchange traded open contracts as of June 30, 1997 and December 31, 1996 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):

                                  1997                                       1996
                ----------------------------------------    ----------------------------------------
                    Commitment to         Commitment to        Commitment to        Commitment to
                 Purchase (Futures,      Sell (Futures,      Purchase (Futures,     Sell (Futures,
                Options &  Forwards) Options &  Forwards)   Options & Forwards)  Options & Forwards)
                -------------------  -------------------    -------------------  -------------------
Exchange
  traded            $1,210,008,146         $446,522,871            $170,575,723         $ 46,596,770
Non-Exchange
  traded               464,845,407          262,827,554             230,805,576          291,134,974
                  ----------------        -------------          --------------      ---------------
                    $1,674,853,553         $709,350,425            $401,381,299         $337,731,744
                  ================        =============          ==============      ===============

The average fair value of the derivative instruments held or issued as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                  1997                                       1996
                ----------------------------------------    ----------------------------------------
                    Commitment to         Commitment to        Commitment to        Commitment to
                 Purchase (Futures,      Sell (Futures,      Purchase (Futures,     Sell (Futures,
                Options &  Forwards) Options &  Forwards)   Options & Forwards)  Options & Forwards)
                -------------------  -------------------    -------------------  -------------------
Interest rate &      $  668,516,215      $340,636,360        $  719,308,090         $ 83,716,105
Stock  Indices           24,294,733         7,169,802            13,413,720           13,483,911
Commodities              24,907,957        17,727,109             8,192,113           24,113,672
Currencies              364,915,873       427,768,195           300,537,708          312,830,219
Energy                   17,034,066        18,867,530            22,546,285                   --
Metals                    7,478,422        32,777,712             3,818,246           39,804,586
                -------------------  -----------------      ----------------     ----------------
                     $1,107,147,266      $844,946,708        $1,067,816,162         $473,948,493
                ===================  =================      ================    =================

At June 30, 1997 and December 31, 1996, $35,660,245 and $26,689,459 of the
Partnership's assets were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain (loss) on open contracts as of June 30, 1997 and December 31, 1996 were as follows:

                            1997                       1996
              -------------------------------------------------------
                   Gross          Net         Gross          Net
                Unrealized    Unrealized    Unrealized   Unrealized
                  Profit     Profit (Loss)    Profit    Profit (Loss)
              -------------  ------------   ----------  -------------
Exchange
  traded        $ 9,171,730    $6,230,648   $3,013,592    $1,424,907
Non-Exchange
  traded          7,122,135     1,834,364    6,937,127     3,271,465
              -------------  ------------   ----------  ------------

                $16,293,865    $8,065,012   $9,950,719    $4,696,372
              =============  ============  ===========  ============

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Operational Overview: Advisor Selections
----------------------------------------

Due to the nature of the Fund's business, its results of operations depend on the Trading Manager's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. The Trading Manager's trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

Results of Operations - General:
--------------------------------

The Fund is dependent on the ability of John. W. Henry & Company, Inc. (JWH) to generate profits, through speculative futures trading, sufficient to produce substantial capital appreciation after payment of all fees and expenses. Such success is dependent on (i) JWH's selection of and ongoing allocation and reallocation of Fund assets (and trading level) among the Programs and (ii) the results achieved by such Programs.


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

Performance Summary
-------------------

During the first six months of 1997, the Fund's average month-end Net Assets equaled $221,717,442 and the Fund recognized gross trading gains of $2,523,473 or 1.14% of such average month-end Net Assets. Brokerage commissions of $8,576,105 or 3.87 % and Administrative expenses of $276,649 or .13% of average month-end Net Assets were paid. Interest income of $5,905,333 or 2.66% of average month-end Net Assets resulted in net loss of $1,409,596 (after deduction of MLIP's "Minority Interest" and the Special profit share allocation of $985,648 in the Trading Partnership) or .64% of average month-end Net Assets which resulted in a .34% decrease in the Net Asset Value since December 31, 1996.

During the six months ended June 30, 1997, the Fund experienced 3 profitable month and 3 unprofitable months.


                      MONTH-END NET ASSET VALUE PER UNIT

                 January  February  March    April    May      June
         -------------------------------------------------------------
         1997    $126.87   $126.83  $126.92  $126.34  $122.41  $122.74
         -------------------------------------------------------------

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

JWH anticipates that, over time, a number of changes will be made to both the selections of and allocations among the Programs used for the Fund. However, as the Fund is the first account managed using the JWH Strategic Allocation Program, JWH cannot predict how frequently the Program combinations or allocations used for the

Fund may be adjusted, and, in any case, the frequency of such adjustments in any given period may differ significantly from that during other periods.

Interest Income
---------------

The Fund's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by Merrill Lynch Asset Management Inc. (MLAM) rather than periodic interest accruals. Although there can be no assurance that the Fund will not incur losses in its yield enhancement activities in the future, to date MLAM has achieved a yield for the Fund (on the approximately 80% to 90% of the Fund's assets managed by MLAM) of approximately 2.89% (annualized) over the prevailing 91-day Treasury bill rate.

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

     In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

      On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

         James M. Bernard, formerly a Senior Vice President of MLIP is no longer with the firm.

        Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        There are no exhibits required to be filed as part of this document.

        (b)  Reports on Form 8-K

    There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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



                            ML JWH STRATEGIC ALLOCATION FUND L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                     (General Partner)



Date:  August 13, 1997      By /s/JOHN R. FRAWLEY, JR.
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  August 13, 1997      By /s/MICHAEL A. KARMELIN
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer