Form 10-Q
period 1997-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1997-11-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ---------------------

Commission File Number 0-28928

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                  13-3887922
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
             Merrill Lynch World Headquarters - South Tower, 6th Fl.
              World Financial Center New York, New York 10080-6106
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-5662
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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
                               --------------------------------

                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                           September 30,     December 31,
                                                                1997             1996
                                                          ---------------- ----------------
ASSETS
------
Cash on Deposit at Broker                                            $650             $726
Accrued interest                                                2,262,433          184,577
U.S. Government obligations                                   167,831,665      121,535,012
Equity in commodity futures trading accounts:
    Cash and options premium                                   45,055,691       54,132,103
    Net unrealized profit on open contracts                     9,036,983        4,696,372
                                                          ---------------- ----------------

                TOTAL                                         224,187,422      180,548,790
                                                          ================ ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                        $3,847,752       $1,661,675
    Special profit share allocation payable                     1,006,037        4,683,010
    Brokerage commissions payable                               1,441,379        1,160,945
    Organization & initial offering costs payable                 164,215          808,712
    Administrative fees payable                                    46,496           37,450
                                                          ---------------- ----------------

            Total liabilities                                   6,505,879        8,351,792
                                                          ---------------- ----------------

Minority Interest                                                 126,652          123,383

PARTNERS' CAPITAL:
  General Partners (18177 and 16643 Units)                      2,289,893        2,038,044
  Limited Partners (1705834 and 1534953 Units)                215,264,998      188,284,065
  Subscriptions receivable (0 and 148169 Units)                  -            (18,248,494)
                                                          ---------------- ----------------

            Total partners' capital                           217,554,891      172,073,615
                                                          ---------------- ----------------

                TOTAL                                        $224,187,422     $180,548,790
                                                          ================ ================

NET ASSET VALUE PER UNIT (NOTE 2)


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the period                         For the period
                                                from July 15,                         from July 15,
                                                    1996                                   1996
                             For the three      (Commencement      For the nine        (Commencement
                              months ended    of operations) to     months ended    of operations) to
                             September 30,      September 30,      September 30,      September 30,
                                  1997              1996               1997                1996
                            ---------------- ------------------- ----------------- --------------------
REVENUES:
    Trading (loss) profit:
      Realized                   $6,904,041        $(5,295,995)        $6,058,874         $(5,295,995)
      Unrealized                    971,971          11,692,616         4,340,611           11,692,616
                            ---------------- ------------------- ----------------- --------------------

            Total trading
            results               7,876,012           6,396,621        10,399,485            6,396,621
                            ---------------- ------------------- ----------------- --------------------

     Interest income              3,119,729           1,169,560         9,025,062            1,169,560

                            ---------------- ------------------- ----------------- --------------------
            Total revenues       10,995,741           7,566,181        19,424,547            7,566,181
                            ---------------- ------------------- ----------------- --------------------

EXPENSES:
    Administrative fees             142,684              57,892           419,333               57,892
    Brokerage commissions         4,423,211           1,794,642        12,999,316            1,794,642
                            ---------------- ------------------- ----------------- --------------------

            Total expenses        4,565,895           1,852,534        13,418,649            1,852,534
                            ---------------- ------------------- ----------------- --------------------

NET INCOME BEFORE
    MINORITY INTEREST             6,429,846           5,713,647         6,005,898            5,713,647

Secial Profit Share
Allocation                         (20,691)           -               (1,006,037)            -
    Minority Interest               (2,967)           (779,573)           (3,269)            (779,573)
                            ---------------- ------------------- ----------------- --------------------

NET INCOME                       $6,406,188          $4,934,074        $4,996,592           $4,934,074
                            ================ =================== ================= ====================


NET INCOME PER UNIT:
           Weighted average
           number of units
           outstanding           1,764,077           1,045,887         2,930,179            1,045,887
                            ================ =================== ================= ====================

    Weighted average net
     income (loss)
     per Limited Partner
      and General Partner
       Unit                         $3.63               $4.72             $1.71                $4.72
                            ================ =================== ================= ====================


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
              For the nine months ended September 30, 1997 and 1996
              -----------------------------------------------------


                               Units            Limited          General       Subscriptions      Total
                                               Partners          Partner        Receivable
                          --------------- ---------------- ---------------- ---------------- ----------------
Initial offering                  14,832     $100,516,800       $1,483,200        $ -           $102,000,000

Organization and
  initial offering costs               -        (985,459)         (14,541)          -            (1,000,000)

Subscriptions                  1,129,527       12,466,681           24,723          -             12,491,404

Net income                            -         4,865,307           68,767          -              4,934,074

Redemptions                     (12,316)      (1,259,773)           33,820          -            (1,225,953)

Subscriptions receivable              -           -                  -          (3,718,278)      (3,718,278)
                          --------------- ---------------- ---------------- ---------------- ----------------

PARTNERS' CAPITAL,
  September 30, 1996           1,132,043     $115,603,556       $1,595,969     $(3,718,278)     $113,481,247
                          =============== ================ ================ ================ ================


PARTNERS' CAPITAL,
  December 31, 1996            1,403,427     $188,284,065       $2,038,044    $(18,248,494)     $172,073,615

Additions                        409,237       32,927,079          194,570       18,248,494       51,370,143

Net income                       -              4,943,078           53,514          -              4,996,592

Organization and initial         -                366,712            3,765          -                370,477
offering costs recovery

Redemptions                     (88,653)     (11,255,936)               -           -            (11,255,936)
                          --------------- ---------------- ---------------- ---------------- ----------------

PARTNERS' CAPITAL,
  September 30, 1997           1,724,011     $215,264,998       $2,289,893        $ -           $217,554,891
                          =============== ================ ================ ================ ================


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Partnership as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  NET ASSET VALUE PER UNIT

For financial reporting purposes with respect to the Units, the Partnership deducts organizational and offering costs that are payable to the General Partner in determining the net asset value per unit. For all other purposes (including computing net asset value for redemptions) the Partnership deducts only the organizational and offering reimbursement actually paid. The net asset value per unit was $126.19 and $122.61 for financial reporting purposes and $126.28 and $123.16 for all other purposes at September 30, 1997 and December 31, 1996, respectively.

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respective periods were as follows:



                                                      For the period                       For the period
                                                     from July 15, 1996                   from July 15, 1996
                                     For the three     (Commencement      For the nine     (Commencement
                                      months ended   of operations) to    months ended    of operations) to
                                     September 30,     September 30,     September 30,     September 30,
                                         1997              1996               1997              1996
                                   -----------------   ---------------- ---------------- ------------------
Interest rates & Stock indices          $17,654,767         $6,872,080      $16,730,861         $6,872,080
Commodities                             (5,089,416)        (2,249,095)      (1,265,873)        (2,249,095)
Currencies                              (1,079,442)        (2,369,923)        4,140,905        (2,369,923)
Energy                                  (4,462,165)          4,177,670     (12,297,240)          4,177,670
Metals                                      852,268           (34,111)        3,090,832           (34,111)
                                   -----------------   ---------------- ---------------- ------------------
                                         $7,876,012         $6,396,621      $10,399,485         $6,396,621
                                   =================   ================ ================ ==================

The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:



                                 1997                                       1996
                  ----------------------------------------- -------------------------------------------
                     Commitment to         Commitment to         Commitment to         Commitment to
                   Purchase (Futures,      Sell (Futures,      Purchase (Futures,      Sell (Futures,
                  Options & Forwards)   Options & Forwards)   Options & Forwards)   Options & Forwards)
                  -------------------   -------------------   -------------------   --------------------
Interest rate       $1,456,438,100          $19,145,868            $144,969,514            $ -
Stock  Indices          15,613,640           28,723,050                -                     -
Commodities             28,706,596           17,533,280               6,083,206           17,321,100
Currencies             230,028,057          342,911,831             229,540,645          289,870,043
Energy                  19,707,130           26,689,910              18,094,440              -
Metals                  16,957,644           12,439,254               2,693,494           30,540,601
                 ------------------    -----------------       -----------------    -----------------

                    $1,767,451,167         $447,443,193            $401,381,299         $337,731,744
                 ==================    =================       =================    =================



The contract/notional value of exchange traded open contracts as of September 30, 1997 and December 31, 1996 were as follows (the Partnership does not trade non-exchange-traded derivative instruments):



                                    1997                                          1996
                  -----------------------------------------     ---------------------------------------------
                     Commitment to         Commitment to               Commitment to         Commitment to
                   Purchase (Futures,      Sell (Futures,            Purchase (Futures,      Sell (Futures,
                  Options & Forwards)   Options & Forwards)         Options & Forwards)   Options & Forwards)
                 --------------------   -------------------     -----------------------   -------------------
Exchange

   traded           $1,368,068,201         $118,929,417               $170,575,723            $46,596,770
Non-Exchange
    traded             399,382,966          328,513,776                230,805,576            291,134,974
                 ------------------    -----------------         -----------------      -----------------

                    $1,767,451,167         $447,443,193              $401,381,299            $337,731,744
                 ==================    =================         =================      =================



The average fair value of the derivative instruments held or issued as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:


                                 1997                                       1996
                 -------------------------------------------  ------------------------------------------------
                     Commitment to         Commitment to               Commitment to         Commitment to
                   Purchase (Futures,      Sell (Futures,            Purchase (Futures,      Sell (Futures,
                  Options & Forwards)   Options & Forwards)         Options & Forwards)   Options & Forwards)
                ---------------------   -------------------   ------------------------    ---------------------
Interest rate         $942,267,387         $259,469,304            $719,308,090              $83,716,105
Stock  Indices          22,260,131           17,025,298              13,413,720               13,483,911
Commodities             25,821,243           18,968,500               8,192,113               24,113,672
Currencies             382,102,595          498,703,460             300,537,708              312,830,219
Energy                  19,872,454           19,496,255              22,546,285                --
Metals                   7,990,382           33,598,913               3,818,246               39,804,586
                 ------------------    -----------------       -----------------       -----------------

                    $1,400,314,192         $847,261,730          $1,067,816,162             $473,948,493
                 ==================    =================       =================       =================

At September 30, 1997 and December 31, 1996, $35,388,352 and $26,689,459 of the
Partnership's assets were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain (loss) on open contracts as of September 30, 1997 and December 31, 1996 were as follows:



                                 1997                                    1996
                 -------------------------------------   -------------------------------------
                       Gross                Net                Gross                Net
                    Unrealized          Unrealized          Unrealized          Unrealized
                      Profit           Profit (Loss)          Profit           Profit (Loss)
                 -----------------   -----------------   -----------------   -----------------
Exchange
   traded          $13,091,231            $9,297,814           $3,013,592           $1,424,907
Non-Exchange
   traded            1,052,577              (260,831)           6,937,127            3,271,465
                 ------------------    ------------------   ------------------    --------------

                   $14,143,808            $9,036,983           $9,950,719           $4,696,372
                 ==================    ==================   ==================    ==============

4. RELATED PARTY TRANSACTIONS

     MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

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

Performance Summary
-------------------

During July 1996 through September 1996, the Fund's average month-end Net Assets equaled $106,517,960 and the Fund recognized gross trading gains of $6,396,621 or 6.01% of such average month-end Net Assets. Brokerage commissions of $1,794,642 or 1.68% and Administrative expenses of $57,892 or .05% of average month-end Net Assets were paid. Interest income of $1,169,560 or 1.10% of average month-end Net Assets resulted in net income of $4,826,120 (after deduction of MLIP's "Minority Interest" in the Trading Partnership) or 4.53% of average month-end Net Assets.

During the first nine months of 1997, the Fund's average month-end Net Assets equaled $222,531,581 and the Fund recognized gross trading gains of $10,399,485 or 4.67% of such average month-end Net Assets. Brokerage commissions of $12,999,316 or 5.84% and Administrative expenses of $419,333 or 0.19% of average month-end Net Assets were paid. Interest income of $9,025,062 or 4.06% of average month-end Net Assets resulted in net income of $4,996,592 (after deduction of MLIP's "Minority Interest" and the Special profit share allocation of $1,009,306 in the Trading Partnership) or 2.25% of average month-end Net Assets which resulted in a 2.53% increase in the Net Asset Value since December 31, 1996.

During the nine months ended September 30, 1997, the Fund experienced 5 profitable month and 7 unprofitable months.



                                 MONTH-END NET ASSET VALUE PER UNIT
-------------------------------------------------------------------------------------------
          Jan      Feb      Mar      Apr.      May     Jun.      Jul.     Aug.     Sep.
-------------------------------------------------------------------------------------------
 1996     N/A      N/A      N/A      N/A       N/A      N/A     $98.98   $98.89   $104.32
-------------------------------------------------------------------------------------------
 1997   $126.87  $126.83  $126.92  $126.34   $122.41  $122.74  $131.47   $127.12  $126.28
-------------------------------------------------------------------------------------------


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

Interest Income
---------------

The Fund's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by Merrill Lynch Asset Management Inc. (MLAM) rather than periodic interest accruals. Although there can be no assurance that the Fund will not incur losses in its yield enhancement activities in the future, to date MLAM has achieved a yield for the Fund (on the approximately 80% to 90% of the Fund's assets managed by MLAM) of approximately 1.09% (annualized) over the prevailing 91-day Treasury bill rate.

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

        In September 1996, JWH was named as a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 2.     Changes in Securities and Use of Proceeds

                (a) None.
                (b) None.
                (c) None.

                (d) The Fund registered $200,000,000 of limited partnership interest . The Fund has sold 1,705,834 Units of limited partnership interest, with an aggregate price of $215,264,998. During the quarter ended September 30, 1997, no units of limited partnership interest have been sold.


Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

    Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.

   Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.

Item 6.     Exhibits and Reports on Form 8-K.

               (a)  Exhibits

               There are no exhibits required to be filed as part of this document.

               (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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

                                  ML JWH STRATEGIC ALLOCATION FUND L.P.




                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                               (General Partner)




Date:  Novemver 14, 1997          By /s/JOHN R. FRAWLEY, JR.
                                    John R. Frawley, Jr.
                                    President, Chief Executive Officer
                                    and Director






Date: November 14, 1997           By /s/MICHAEL A. KARMELIN
                                    Michael A. Karmelin
                                    Chief Financial Officer, Vice President
                                    and Treasurer