Form 10-K405
period 1997-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1998-03-30
CIK 1005177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-28928

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                               13-3887922
-----------------                                       -------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTERS
                             WORLD FINANCIAL CENTER
                SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                                      Limited Partnership Units
                                                      -------------------------
                                                       (Title of Class)

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

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant; as of February 1, 1998, limited partnership units with an aggregate net asset value of $219,995,212 were held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K


                               Table of Contents
                               -----------------

                                   PART I                                                          PAGE
                                   ------                                                          ----

Item 1     Business...............................................................................  1

Item 2     Properties............................................................................. 18

Item 3     Legal Proceedings...................................................................... 18
 .
Item 4     Submission of Matters to a Vote of Security Holders.................................... 20

                                    PART II
                                    -------


Item 5      Market for Registrant's Common Equity and Related Stockholder Matters................. 20

Item 6      Selected Financial Data............................................................... 21

Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operations. 23

Item 7A     Quantitative and Qualitative Disclosures About Market Risk............................ 24

Item 8      Financial Statements and Supplementary Data........................................... 24

Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 24


                                    PART III
                                    --------


Item 10     Directors and Executive Officers of the Registrant.................................... 25

Item 11     Executive Compensation................................................................ 27

Item 12     Security Ownership of Certain Beneficial Owners and Management........................ 27

Item 13     Certain Relationships and Related Transactions........................................ 28


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................... 28

                                    PART I

ITEM 1: BUSINESS
        --------

        (a) General Development of Business:
            -------------------------------

          ML JWH Strategic Allocation Fund L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and began trading operations on July 15, 1996. The Fund trades in the international futures and forward markets applying multiple proprietary trading strategies under the direction of John W. Henry & Company, Inc. ("JWH(R)").

          Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") is the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Partnership. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (Merrill Lynch & Co., Inc. and its affiliates are herein sometimes referred to as "Merrill Lynch").

          John W. Henry & Company, Inc. has been the sole trading advisor for the Fund since inception. JWH manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $2.3 billion in client capital as of February 1, 1998.

          Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Fund within parameters established by MLIP (for which MLAM assumes no responsibility).

          The Fund offers its units of limited partnership interest ("Units") on a continuous basis for sale as of the beginning of each month. Investors whose subscriptions are accepted during a month are admitted to the Fund as Limited Partners as of the beginning of the following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors' customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of their Units.

          The Fund began trading on July 15, 1996 with an initial capitalization of $102,000,000. A total of an additional $97,895,866 was invested in the Units at month-end closings through December 31, 1997, and Units with an aggregate Net Asset Value of $23,889,637 were redeemed. As of December 31, 1997, the aggregate Net Asset Value of the Fund was $223,752,247, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $135.40. As of December 31, 1997, the Fund had 6,409 Limited Partners.

          Through December 31, 1997, the net gain in the Net Asset Value per Unit was 35.40%. The highest month-end Net Asset Value per Unit was $135.40 (December 31, 1997) and the lowest $98.89 (August 31, 1996).

        (b) Financial Information about Industry Segments:
            ---------------------------------------------

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

        (c) Narrative Description of Business:
            ---------------------------------

          GENERAL

          The Fund trades in the international futures, options on futures and forward markets applying the multiple property target strategies ("Programs") of JWH. In managing the Fund's trading, JWH uses its "JWH Strategy Allocation Program" in which JWH selected, and allocates and reallocates Fund assets in any different combinations of its JWH Programs. The Fund's primary objective is substantial capital appreciation. At the same time, the use of multiple JWH Programs has the potential to reduce the expected volatility and risk of loss which would typically be associated with the use of any single Program.

          The Partnership applies a multi-strategy approach. MLIP has allocated to JWH full discretionary authority over the selection of which JWH Trading Programs to use for the Partnership and the leverage to be applied in doing so.

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

          JWH Trading Programs.  JWH's 11 active Programs are all available to
          --------------------
the JWH Strategic Allocation Program. As of December 31, 1997, eight Programs were being used for the Fund.

          A number of factors -- including recent trading performance, market sector opportunities, overall economic conditions, range of markets traded, volatility, inter-Program correlation and inter-Program market overlap -- affect JWH's Program selection. Some of these are Program-specific; others relate to general market conditions.

          The Fund's Programs as of December 31, 1997 provide exposure to a wide range of markets, using different quantitative filters.

                                                           % of
                                                        Fund Assets
                                                        -----------

               Dollar Program                              7.5%
               Financial and Metals Portfolio             12.5%
               G-7 Currency Portfolio                     12.5%
               Global Diversified Portfolio               10.0%
               Global Financial Portfolio                 15.0%
               Original Investment Program                20.0%
               Worldwide Bond Program                      5.0%
               JWH GlobalAnalytics(TM) Family             17.5%
                                                         ------
                                                           100%
                                                         ======

                 AVERAGE COMPOUNDED ANNUALIZED RATES OF RETURN

                                                                         January 1, 1993-
               Name of Program                                          December 31, 1997
               ---------------                                          -----------------
               Financial and Metals Portfolio                                  23.5%
               Original Investment Program                                     21.4
               Global Diversified Portfolio                                    22.5
               Global Financial Portfolio                                      14.2
                                                                          (6/1/94-12/31/97)
               International Foreign Exchange Program                          13.2
               G-7 Currency Portfolio                                          10.3
               JWH GlobalAnalytics(TM) Family
                of Programs                                                    17.6*
                                                                          (6/1/94-12/31/97)
               International Currency and Bond Portfolio                       16.5


               The World Financial Perspective                                 14.7
               Dollar Program                                       11.8  (7/1/96-12/31/97)
               Worldwide Bond Program                               18.6  (7/1/96-12/31/97)

            *THIS NUMBER IS THE COMPOUND ANNUAL RATE OF RETURN FOR THIS PROGRAM AS CALCULATED BY COMPOUNDING THE MONTHLY RATES OF RETURN OVER THE NUMBER OF PERIODS IN A GIVEN YEAR. FOR EXAMPLE, EACH MONTH'S MONTHLY RATE OF RETURN IN HUNDREDTHS IS ADDED TO ONE (1) AND THE RESULT IS MULTIPLIED BY THE PREVIOUS MONTH'S COMPOUNDED MONTHLY RATE OF RETURN SIMILARLY EXPRESSED.
     ONE (1) IS THEN SUBTRACTED FROM THE PRODUCT. FOR PERIODS OF LESS THAN ONE YEAR, THE RESULTS ARE YEAR TO DATE. AVERAGE COMPOUNDED ANNUALIZED RATE OF RETURN IS SIMILARLY CALCULATED EXCEPT THAT BEFORE SUBTRACTING ONE (1) FROM THE PRODUCT, THE PRODUCT IS EXPONENTIALLY CHANGED BY THE FACTOR OF ONE (1) DIVIDED BY THE NUMBER OF YEARS OF THE PROGRAM'S PERFORMANCE RECORD AND THEN ONE (1) IS SUBTRACTED.

        The following are brief summaries of the active JWH Programs.

                                                   APPROXIMATE
                                                  ASSETS MANAGED
               FINANCIAL AND METALS PORTFOLIO    FEBRUARY 1, 1998
               ------------------------------    ----------------

               Program Composition:                $1.3 BILLION
                    Global Interest Rates
                    Global Stock Indices
                    Foreign Exchange
                    Precious Metals

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:      (9.8)% (7/94)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (30.5)% (6/94-6/95)
               1997 COMPOUND RATE OF RETURN:          15.2%
               1996 COMPOUND RATE OF RETURN:          29.7%
               1995 COMPOUND RATE OF RETURN:          38.5%
               1994 COMPOUND RATE OF RETURN:          (5.3)%
               1993 COMPOUND RATE OF RETURN:          46.8%
               ANNUAL COMPOUND RATE OF RETURN:        23.5%


          JWH's largest Program, the Financial and Metals Portfolio, attempts to deliver attractive risk-adjusted returns in global financial and precious metals markets. Currency positions are held both as outrights -- trading positions taken in foreign currencies versus the dollar -- and cross-rates -- trading foreign currencies against each other -- in the interbank market and occasionally futures exchanges. This Program is designed to identify and capitalize on intermediate and long-term price movements in these markets using a systematic approach to ensure disciplined investment decisions. If a trend is identified, the Program attempts to take a position; in nontrending market environments, the Program may remain neutral or liquidate open positions. This Program began trading client capital in October 1984.

                                                APPROXIMATE
                                               ASSETS MANAGED
          ORIGINAL INVESTMENT PROGRAM         FEBRUARY 1, 1998
          ---------------------------         ----------------

          Program Composition:                 $377.2 MILLION
               Global Interest Rates
               Global Stock Indices
               Foreign Exchange
               Fiber
               Energy
               Softs
               Grains
               Precious and Base Metals

          WORST MONTHLY DECLINE ON
            AN INDIVIDUAL ACCOUNT BASIS:      (16.3)% (10/94)
          WORST PEAK-TO-VALLEY DECLINE
            ON AN INDIVIDUAL ACCOUNT BASIS:  (31.0)% (7/94-10/94)
          1997 COMPOUND RATE OF RETURN:           5.7%
          1996 COMPOUND RATE OF RETURN:           22.6%
          1995 COMPOUND RATE OF RETURN:           53.2%
          1994 COMPOUND RATE OF RETURN:           (5.7)%
          1993 COMPOUND RATE OF RETURN:           40.6%
          ANNUAL COMPOUND RATE OF RETURN:         21.4%

          The Original Investment Program, the first Program offered by JWH, offers access to a spectrum of worldwide financial and non-financial futures markets using a disciplined trend identification investment approach. The Original Investment Program utilizes a long-term quantitative approach which always maintains a position -- long or short -- in every market traded by the Program. This Program began trading client capital in October 1982.

                                                   APPROXIMATE
                                                  ASSETS MANAGED
               GLOBAL DIVERSIFIED PORTFOLIO      FEBRUARY 1, 1998
               ----------------------------      ----------------

               Program Composition:                $181.7 MILLION
                    Global Interest Rates
                    Global Stock Indices
                    Foreign Exchange
                    Fiber
                    Energy
                    Softs
                    Grains
                    Precious and Base Metals

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:      (11.2)% (2/96)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (24.1)% (6/95-10/95)
               1997 COMPOUND RATE OF RETURN:          (3.3)%
               1996 COMPOUND RATE OF RETURN:          26.9%
               1995 COMPOUND RATE OF RETURN:          19.6%
               1994 COMPOUND RATE OF RETURN:          10.1%
               1993 COMPOUND RATE OF RETURN:          59.8%
               ANNUAL COMPOUND RATE OF RETURN:        22.5%


          Trading futures and forwards in up to 60 markets, the Global Diversified Portfolio is one of JWH's most diversified Programs. The Global Diversified Portfolio is designed to identify and capitalize on long-term price movements in a spectrum of financial and nonfinancial markets using a systematic approach. The Program does not maintain continuous positions and, in fact, may take a neutral stance (i.e., no position) if a long-term trend fails to develop or during periods of non-trending markets. This Program began trading client capital in June 1988.

                                                     APPROXIMATE
                                                   ASSETS MANAGED
               GLOBAL FINANCIAL PORTFOLIO         FEBRUARY 1, 1998
               --------------------------         ----------------

               Program Composition:                $156.1 MILLION
                    Global Interest Rates
                    Global Stock Indices
                    Foreign Exchange
                    Energy
                    Precious Metals

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:      (19.5)% (11/94)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (48.9)% (1/94-1/95)
               1997 COMPOUND RATE OF RETURN:             4.9%
               1996 COMPOUND RATE OF RETURN:            32.4%
               1995 COMPOUND RATE OF RETURN:            86.2%
               1994 COMPOUND RATE OF RETURN:       (37.7)% (7 MOS.)
               ANNUAL COMPOUND RATE OF RETURN:          14.2%

          The Global Financial Portfolio offers access to a small group of energy and financial markets, including global currencies, interest rates and stock indices. This Program is designed to identify and capitalize on long-term price movements using a disciplined trend identification approach. This Program always maintains a futures position -- long or short -- in every market traded by the Program. In 1997, the sector allocation for this Program was altered to include precious metals. This Program began trading client capital in June 1994.

                                                  APPROXIMATE
               INTERNATIONAL FOREIGN             ASSETS MANAGED
               EXCHANGE PROGRAM                 FEBRUARY 1, 1998
               ----------------                 ----------------

               Program Composition:               $89.2 MILLION
                    Foreign Exchange

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:      (8.3)% (5/97)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (35.9)% (9/92-1/95)
               1997 COMPOUND RATE OF RETURN:          71.1%
               1996 COMPOUND RATE OF RETURN:           3.7%
               1995 COMPOUND RATE OF RETURN:          16.9%
               1994 COMPOUND RATE OF RETURN:          (6.3)%
               1993 COMPOUND RATE OF RETURN:          (4.5)%
               ANNUAL COMPOUND RATE OF RETURN:        13.2%


          The International Foreign Exchange Program ("Forex") is designed to identify and capitalize on intermediate and long-term price movements in a broad range of major and minor currencies on the interbank market. Positions are taken as outrights against the dollar, or cross-rates, which reduce dependence on the dollar. Forex attempts to take a position if a trend is identified, and attempts to eliminate the position quickly -- i.e., a neutral stance is taken -- if long-term trends fail to continue or during periods of nontrending markets. This Program began trading client capital in August 1986.

                                                    APPROXIMATE
                                                   ASSETS MANAGED
               G-7 CURRENCY PORTFOLIO             FEBRUARY 1, 1998
               ----------------------             ----------------

               Program Composition:                 $80.9 MILLION
                    Foreign Exchange

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:       (12.3)% (11/94)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (31.4)% (10/92-1/95)
               1997 COMPOUND RATE OF RETURN:            21.0%
               1996 COMPOUND RATE OF RETURN:            14.5%
               1995 COMPOUND RATE OF RETURN:            32.2%
               1994 COMPOUND RATE OF RETURN:            (4.9)%
               1993 COMPOUND RATE OF RETURN:            (6.3)%

               ANNUAL COMPOUND RATE OF RETURN:          10.3%

          The G-7 Currency Portfolio invests in the highly liquid currencies of the Group of Seven industrialized nations and Switzerland. Not all of these currencies are traded at all times. Forward positions are primarily taken in the interbank market as outrights against the dollar, or as cross-rates, which reduce dependence on the dollar. Because the G-7 Currency Portfolio excludes minor currencies, which may be less liquid, and maintains a lower degree of leverage, the performance characteristics are different from those of Forex.

          The Program is designed to identify and capitalize on intermediate and long-term price movements using a disciplined trend identification methodology. The G-7 Currency Portfolio attempts to take a position if a trend is identified, and attempts to eliminate the position quickly -- i.e., a neutral stance is taken -- if long-term trends fail to develop or during periods of nontrending markets. This Program began trading client capital in February 1991.

                                                 APPROXIMATE
               JWH GLOBALANALYTICS(TM)          ASSETS MANAGED
               FAMILY OF PROGRAMS              FEBRUARY 1, 1998
               ------------------              ----------------

               Program Composition:              $46.1 MILLION
                    Global Interest Rates
                    Global Stock Indices
                    Foreign Exchange
                    Energy
                    Agriculture
                    Precious Metals

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:     (4.5)% (8/97)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (4.5)% (8/97)
               1997 COMPOUND RATE OF RETURN:     17.6% (7 MOS.)
               ANNUAL COMPOUND RATE OF RETURN:       17.6%

          JWH GlobalAnalytics(TM) Family of Programs is an integrated investment system consisting of a family of Programs, collectively known as JWH GlobalAnalytics. The family of Programs combines different trend identification methodologies into a single, broadly diversified investment portfolio. JWH GlobalAnalytics trades a wide range of financial and commodity markets. Certain energy and agricultural contracts not previously available through other JWH investment Programs are also included.

          Unlike other JWH Programs, which generally take an intermediate to long-term perspective on markets, JWH GlobalAnalytics identifies, offsets and invests in a broad spectrum of price trends -- from very short to exceptionally long-term. The family of Programs tracks key asset classes, remaining neutral if no substantive trends are apparent, building or reducing positions over time as appropriate.

          JWH GlobalAnalytics is the result of an extensive period of research and testing. This family of Programs manages positions which can be modified quickly, allowing timely substitution of one market for another. JWH's research indicates that the potential benefits of this approach include increased trend sensitivity and lower overall volatility. This Program began trading client capital in June 1997, when this Program was first used to manage assets for the Fund.

                                                    APPROXIMATE
               INTERNATIONAL CURRENCY              ASSETS MANAGED
               AND BOND PORTFOLIO                 FEBRUARY 1, 1998
               -----------------------            ----------------

               Program Composition:                 $31.7 MILLION
                    Foreign Exchange
                    Global Interest Rates

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:       (7.8)% (7/94)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (23.6)% (7/94-1/95)
               1997 COMPOUND RATE OF RETURN:            17.0%
               1996 COMPOUND RATE OF RETURN:            19.9%
               1995 COMPOUND RATE OF RETURN:            36.5%
               1994 COMPOUND RATE OF RETURN:            (2.3)%
               1993 COMPOUND RATE OF RETURN:            14.8%
               ANNUAL COMPOUND RATE OF RETURN:          16.5%

          Using a more conservative approach to leverage compared to that used in other JWH Programs, the International Currency and Bond Portfolio ("ICB") targets the long end of interest rate and currency futures of major industrialized nations. Foreign exchange positions are held both as outrights -
- positions taken in foreign currencies versus the dollar -- and cross-rates -- trading foreign currencies against each other. ICB is designed to identify and capitalize on intermediate and long-term price movements in the world's bond and foreign exchange markets using a systematic approach to ensure disciplined investment decisions. If a trend is identified, the Program will take a position; in nontrending market environments, the Program may liquidate positions and remain neutral. This Program began trading client capital in January 1993.

                                                     APPROXIMATE
               THE WORLD FINANCIAL                 ASSETS MANAGED
               PERSPECTIVE                         FEBRUARY 1, 1998
               --------------------------          ----------------

               Program Composition:                 $31.2 MILLION
                    Global Interest Rates
                    Global Stock Indices
                    Foreign Exchange
                    Energy
                    Precious Metals

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:       (11.6)% (3/93)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:  (25.9)% (7/94-1/95)
               1997 COMPOUND RATE OF RETURN:            10.4%
               1996 COMPOUND RATE OF RETURN:            40.9%
               1995 COMPOUND RATE OF RETURN:            32.2%
               1994 COMPOUND RATE OF RETURN:            (15.2)%
               1993 COMPOUND RATE OF RETURN:            13.7%
               ANNUAL COMPOUND RATE OF RETURN:          14.7%

          The World Financial Perspective seeks to capitalize on market opportunities by holding positions from multiple currency perspectives, including the British pound, German mark, Japanese yen, Swiss franc and dollar. This Program is designed to systematically identify long-term price movements in financial, metals and energy markets. The World Financial Perspective always maintains a futures position -- long or short -- in every market traded by the Program. This Program began trading client capital in April 1987.

                                                          APPROXIMATE
                                                        ASSETS MANAGED
               DOLLAR PROGRAM                          FEBRUARY 1, 1998
               --------------                          ----------------

               Program Composition:                     $24.8 MILLION
                    Foreign Exchange

               WORST MONTHLY DECLINE ON
                AN INDIVIDUAL ACCOUNT BASIS:             (8.4)% (5/97)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:      (11.6)% (5/97-9/97)
               1997 COMPOUND RATE OF RETURN:                6.8%
               1996 COMPOUND RATE OF RETURN:            10.6% (6 MOS.)
               ANNUAL COMPOUND RATE OF RETURN:              11.8%

          The Dollar Program specializes in the foreign exchange sector using outright trading, an approach that has significantly contributed to the success of other JWH Programs. The Dollar Program trades four of the world's major currencies -- Japanese yen, German mark, Swiss franc and British pound -- versus the dollar. This Program is designed to identify and capitalize on intermediate and long-term price movements using a disciplined trend identification methodology which attempts to employ a neutral stance during periods of nontrending markets.

          Unlike some JWH Programs, the Dollar Program does not participate in cross-rates. Because this Program invests in a limited number of contracts, it may experience greater volatility than other JWH foreign exchange programs. This Program began trading client capital in July 1996.

                                                          APPROXIMATE
                                                         ASSETS MANAGED
               WORLDWIDE BOND PROGRAM                   FEBRUARY 1, 1998
               ----------------------                   ----------------

               Program Composition:                      $19.7 MILLION
                    Interest Rates

               WORST MONTHLY DECLINE ON
                 AN INDIVIDUAL ACCOUNT BASIS:            (3.8)% (4/97)
               WORST PEAK-TO-VALLEY DECLINE
                 ON AN INDIVIDUAL ACCOUNT BASIS:        (6.2)% (12/96-5/97)
               1997 COMPOUND RATE OF RETURN:               7.7% (11 MOS.)
               1996 COMPOUND RATE OF RETURN:               17.8% (6 MOS.)
               ANNUAL COMPOUND RATE OF RETURN:                 18.6%

          The Worldwide Bond Program ("WWB") invests through financial futures in the long-term portion of global interest rate markets, including the U.S. 30-year bond, U.S. 10-year note, British long gilt, the French, German and Italian bond and the Australian 10-year bond. WWB is not limited to investments that have the potential to profit in a stable or declining interest rate environment; rather, the Program attempts to capitalize on dominant trends, whether rising or falling, in bond markets around the world. Although WWB concentrates in one sector, diversification is achieved by trading futures contracts on the interest rate instruments of numerous countries.

          WWB utilizes intermediate and long-term quantitative trend identification models, some of which attempt to employ neutral stances during periods of nontrending markets. In an effort to control risks, WWB's investment methodology uses lower levels of leverage compared to JWH Programs that participate in multiple market sectors. This Program began trading client capital in July 1996.

                                  ___________


JWH PROGRAM SELECTION

          JWH may change the Fund's Program combination at any time.

          The JWH Trading Programs are highly systematic and technical in nature. The allocations among such Programs made by the JWH Strategic Allocation Program are, in marked contrast, based entirely on JWH's discretion and market experience. In implementing the JWH Strategic Allocation Program, JWH is able to draw upon its considerable experience trading the different Programs under a wide variety of different market conditions, as well as on its extensive and proprietary knowledge of the functionality and limitations of these Programs. However, JWH's selection of Programs for the Fund and allocation of the Fund's trading level among the Programs so selected is not made on the basis of any statistical model or quantitative analysis, but solely in JWH's best judgment.

          JWH will review the Fund's Program combinations in light of a number of factors, including (without limitation) the recent trading performance of the Fund as a whole and of the Programs themselves, perceived market sector opportunities and overall market conditions, range of markets traded, volatility, inter-Program correlation and inter-Program market overlap. Other factors which will be weighed in reviewing the Fund's portfolio are not specific to any one Program, but instead will relate to the market position of the Fund as a whole -- for example, monitoring appropriate levels of leverage, liquidity, market sector concentration, degree of exposure to any single market, overall open position exposure and ability to react to possible market volatility.

          There is no maximum allocation that may be made to any particular Trading Program, but JWH does not expect any allocation to exceed 25% of the Fund's total trading level (which may range from 50% to 150% of the Fund's Net Assets).

          See "-- Leverage Considerations," below.

          The maximum peak-to-valley decline JWH has experienced in any single Program was over sixty percent (60)%. Certain Programs have lost over ten percent (10%) in a single day.

MARKETS TRADED

     The JWH Programs trade in the futures, forward and spot markets, emphasizing currencies and financial instruments, and the Fund trades in major sectors of the global economy, including but not limited to:

                                  CURRENCIES

               Australian Dollar                *Italian Lira
               *Belgian Franc                   Japanese Yen
               British Pound                    *Malaysian Ringgit
               *Canadian Dollar                 *New Zealand Dollar
               *Danish Krone                    Norwegian Krone
               Deutsche Mark                    *Singapore Dollar
               *French Franc                    *South African Rand
               Hong Kong Dollar                 *Spanish Peseta
                                                *Swedish Krone
                                                Swiss Franc

                             FINANCIAL INSTRUMENTS

               Australian (90-day)              German Bonds
                  Bank Bills                    Italian Bonds
               Australian (3-year and           Japanese Bonds
                  10-year) Treasury Bonds       *Spanish Bonds
               *Canadian Bonds                  Spanish MIBOR
               Eurodollar                       U.K. Long "Gilts"
               Eurolira                         U.K. Short Sterling
               Euromark                         U.S. 10-year Treasury
               Euroswiss                        Notes
               Euroyen                          U.S. Treasury Bonds
               French Notionnel Bonds
               French PIBOR


                                 STOCK INDICES

               *Australian All Ordinaries       FTSE 100 (UK)
                  Index                         *New York
               *CAC 40 Stock Index              Composite
                  (France)                      Nikkei 225 Index
               *DAX (German)                    (Japan)
               *S&P 500 Stock                           Index

                                 METALS

               *Aluminum                        *Palladium
               Copper                           *Platinum
               Gold                             Silver
               *Lead                            *Tin
               *Nickel                          *Zinc

               ____________

               * These markets are integrated into the JWH Trading Programs as contract liquidity, legal constraints, market conditions and data reliability standards meet JWH's specifications.

                             AGRICULTURAL PRODUCTS

               *Cattle                          *Orange Juice
               Cocoa                            Soybeans
               Coffee                           Soymeal
               Corn                             Soy Oil
               Cotton                           Sugar
               *Hogs                            *Wheat
               *Lumber

                                    ENERGY

               Crude Oil                        No. 2 Heating Oil
               Natural Gas                      Unleaded Gasoline
               ____________

               * These markets are integrated into the JWH Trading Programs as contract liquidity, legal constraints, market conditions and data reliability standards meet JWH's specifications.

LEVERAGE CONSIDERATIONS

          Due to the leverage available in the futures and forward markets, JWH can adjust the Fund's market commitment to levels JWH believes are consistent with its intended risk/reward profile. The larger the market commitment (generally equivalent to the face amount of the positions held) in relation to a fixed amount of assets managed in one account, the higher the leverage at which it is said to be trading. Larger market commitments, unless they are only one part of a hedged or spread position, generally result in correspondingly greater profit potential as well as risk of loss. For example, in volatile markets, JWH might decide -- in order to reduce market exposure and, accordingly, the risk of loss, but with a possible decrease in profit potential -- that the positions ordinarily appropriate for a $50 million account are all a $75 million account should hold. On the other hand, market factors might cause JWH to decide -- in order to increase market exposure and, accordingly, the profit potential, but with a possible increase in the risk of loss -- that the positions ordinarily indicated for a $100 million account are appropriate for an account of only $50 million.

          At certain times -- often after substantial gains in several of the Programs -- JWH may conclude that the Fund's portfolio offers more risk than reward. If so, JWH may reduce the Fund's market commitment, both taking profits and controlling risk. Conversely, JWH may commit more than the total assets of the Fund to the markets if the profit potential seems to justify the added risk.


JOHN W. HENRY & COMPANY, INC.

BACKGROUND

          John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John W. Henry & Co., Inc. to conduct business as a commodity trading advisor. JWH reincorporated in Florida in 1997. JWH's offices are at One Glendinning Place, Westport, Connecticut 06880, (203) 221-0431 and 301 Yamato Road, Suite 2200, Boca Raton, Florida 3343-4931, (561) 241-0018. JWH's registration as a Commodity Trading Advisor became effective in November 1980, and its registration as a Commodity Pool Operator in July 1989. JWH is a member of the National Futures Association ("NFA") in these capacities.

          GENERAL

          JWH specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term rather than short-term, day-to-day trends. JWH currently operates eleven trading programs.

          A DISCIPLINED INVESTMENT PROCESS

          Regardless of recent performance in any one market, or widely held opinions on futures market direction, JWH maintains a disciplined investment process. The consistent application of JWH's investment techniques facilitates the ability to participate in rising or falling markets without bias.

          The first step in the JWH investment process is the identification of sustained price movements -- or trends -- in a given market. While there are many ways to identify trends, JWH uses mathematical models that attempt to distinguish real trends from interim volatility. It also presumes that trends often exceed in duration the expectation of the general marketplace.

          JWH's historical performance demonstrates that, because trends often last longer than most market participants expect, significant returns can be generated from positions held over a long period of time. The first step in the JWH investment process is the identification of a price trend. JWH focuses on attempting to implement a trading methodology which identifies a majority of the significant, as opposed to the more numerous small, price trends in a given market.

          JWH attempts to pare losing positions relatively quickly while allowing profitable positions to mature. Most losing positions are closed within a few days or weeks, while others -- those where a profitable trend continues -- are retained. Positions held for two to four months are not unusual, and positions have been held for more than one year. Historically, only 30% to 40% of all trades made pursuant to the investment methods have been profitable. Large profits on a few trades in positions that typically exist for several months have produced favorable results overall.

          The maximum equity retracement JWH has experienced in any single program was nearly sixty percent. Clients should understand that similar or greater drawdowns are possible in the future.

          To reduce exposure to volatility in any particular market, most JWH programs participate in several markets at one time. In total, JWH participates in up to 60 markets, encompassing interest rates, foreign exchange, and commodities such as agricultural products, energy and precious metals. Most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

          Throughout the investment process, risk controls are maintained to reduce the possibility of an extraordinary loss in any one market. Proprietary research is conducted on an ongoing basis to refine the JWH investment strategies and attempt to reduce volatility while maintaining the potential for excellent performance.

          JWH at its sole discretion may override computer-generated signals, and may at times use discretion in the application of its quantitative models which may affect performance positively or negatively. This could occur, for example, when JWH determines that markets are illiquid or erratic, such as may occur during holiday seasons. Subjective aspects of JWH's quantitative models also include the determination of program leverage, commencement of trading in an account, markets traded, contracts traded, contract month selection, margin utilization and effective trade execution.

          PROGRAM MODIFICATIONS

          In an effort to maintain and improve performance, JWH has engaged, and continues to engage, in extensive research. While the basic philosophy underlying the firm's investment methodology has remained intact throughout its history, the potential benefits of employing more than one investment methodology, alternatively, or in varying combinations, is a subject of continual testing, review and evaluation. Extensive research and analysis may suggest substitution of alternative investment methodologies with respect to particular contracts in light of relative differences in historical performance achieved through testing different methodologies. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program or a change in the degree of leverage employed.

          As capital in each JWH trading program increases, additional emphasis and weighting may be placed on certain markets which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLIP will generally not be informed of any such changes.

          LEVERAGE

          Leverage adjustments have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust leverage in certain markets or entire programs. JWH reserves the right, at its sole discretion, to adjust its leverage policy without notification to MLIP. Leverage adjustments may be made at certain times for some accounts but not for others. Factors which may affect the decision to adjust leverage include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change leverage may positively or negatively affect performance, and will alter risk exposure for an account. Leverage adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such leverage adjust ments will be to the financial advantage of investors in the Fund.

          ADDITION, REDEMPTION AND REALLOCATION OF CAPITAL FOR COMMODITY POOL OR FUND ACCOUNTS

          JWH has developed the following procedures which it applies in adjusting to additions and redemptions of Units. Investors purchase or redeem Units at Net Asset Value on the close of business on the last business day of the month. In order to provide market exposure commensurate with the Fund's equity on the date of these transactions, JWH's general practice is to adjust positions as near as possible to the close of business on the last trading date of the month. The intention is to provide for additions and redemptions at an NAV that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month. Therefore, JWH may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading. Based on JWH's determination of liquidity or other market conditions, JWH may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month. No assurance is given that JWH will be able to achieve the objectives described above in connection with Fund equity level changes. The use of discretion by JWH in the application of this procedure may affect performance positively or negatively.

          PHYSICAL AND CASH COMMODITIES

          JWH may from time to time trade in physical or cash commodities for immediate or deferred delivery, including specifically gold bullion, as well as futures and forward contracts when JWH believes that cash markets offer comparable or superior market liquidity or the ability to execute transactions at a single price. The Commodity Futures Trading Commission ("CFTC") does not regulate cash transactions, which are subject to the risk of these entities' failure, inability or refusal to perform with respect to such contracts.

THE LIMITED LIABILITY COMPANY AGREEMENT

          The advisory arrangement between the Fund and JWH was initially structured as a joint venture but was reorganized as a limited liability company structure (effectively, a general partnership but with limited liability for both the Fund and JWH) in March 1998. The Organization Agreement for the limited liability company terminates September 30, 1998, subject to one one-year renewal, on the same terms, at the option of the Fund. The term of the Joint Venture Agreement and the Organization Agreement are materially the same.

          The Fund has agreed to indemnify JWH and related persons for any claims or proceedings involving the business or activities of the Fund, provided that the conduct of such persons does not constitute negligence, misconduct or breach of the Organization Agreement or of any fiduciary obligation to the Fund and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Fund.

          JWH and related persons will not be liable to the limited liability company, the Fund or any of the Partners in connection with JWH's management of the Fund's assets except (i) by reason of acts or omissions in breach of the Organization Agreement, (ii) due to their misconduct or negligence, or
(iii) by reason of not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Fund. Mr. John W. Henry will not be liable except for his fraud or willful misconduct.

          JWH has invested $100,000 in the limited liability company.

          The Partnership and the Joint Venture/Limited Liability Company are herein collectively referred to as the "Partnership" or the "Fund" unless the context otherwise requires.

          USE OF PROCEEDS AND CASH MANAGEMENT INCOME

          Subscription Proceeds.  The Partnership's assets are used as security
          ---------------------
for and to pay the Partnership's trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management, as more fully described below under "-- Available Assets."

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

          Market Types.  The Partnership trades on a variety of United States
          ------------
and foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the "back-to-back" intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB").

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets, although generally the bulk of the Fund's trading takes place on regulated exchanges.

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

          MLAM does business as Merrill Lynch Asset Management. MLAM is a limited partnership. ML&Co. is its limited partner, and Princeton Services, Inc., a wholly-owned subsidiary of ML&Co., is the general partner. As of December 31, 1997, MLAM and its affiliates, collectively, had a total of approximately $234.1 billion in investment company and other portfolio assets under management, including accounts of certain affiliates of MLAM.

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

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all interest paid on the short-term Treasury bills in which it invests.

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

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
-------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Partnership 's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund (MLAM does not manage any of the Fund's non-U.S. dollar Available Assets.). Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

          During 1997, the Fund earned $145,383 in cash management income.

CHARGES

     The following table summarizes the charges incurred by the Fund during the 5 1/2 months in 1996 and for 1997.

                                 1996        1997
                              -----------------------
          COST                  DOLLAR      DOLLAR
          ----                  AMOUNT      AMOUNT
                              ----------  -----------

BROKERAGE COMMISSIONS         $4,873,368  $17,377,236

ADMINISTRATIVE FEES           $  157,205  $   560,556

ORGANIZATIONAL AND INITIAL
 OFFERING COSTS               $  149,621  $   298,039
                              ----------  -----------

          TOTAL               $5,180,194  $18,235,831
                              ==========  ===========

          IN ADDITION TO THE ABOVE CHARGES, THE PARTNERSHIP AND JWH SHARE IN THE PROFITS OF THE JOINT VENTURE, 15% OF THE JOINT VENTURE'S QUARTERLY NEW TRADING PROFITS ARE BEING ALLOCATED TO JWH. DURING 1997, JWH RECEIVED PROFIT SHARES OF $2,640,194 (INCLUSIVE OF INTEREST).

                        DESCRIPTION OF CURRENT CHARGES
                        ------------------------------
The fund and the Fund/JWH joint venture are subject to the following charges and priority profit allocation (Profit Share):



RECIPIENT                NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------                -----------------       -----------------

MLIP                     Organizational and      Reimbursement for these costs in the amount of
                         initial offering costs  $16,421 per month will end June 30, 1998.
                         reimbursement

MLF                      Brokerage commissions   A flat-rate monthly Brokerage Commission of 0.646
                                                 of 1% of the Fund/JWH joint venture's month-end
                                                 assets (a 7.75% annual rate).

                    DESCRIPTION OF CURRENT CHARGES (CON'T)



RECIPIENT                NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------                -----------------       -----------------

                                                 During the first 5 1/2 months of 1996 and during the
                                                 year 1997, the round-turn (each purchase and sale or
                                                 sale and purchase of a single futures contract)
                                                 equivalent rate of the Fund's flat-rate Brokerage
                                                 Commissions was approximately $208 and $212.

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

Government Securities    Bid-ask spreads         The dealers with which MLAM executes Government
Dealers                                          Securities trades include bid-ask spreads in the prices
                                                 they quote to the Fund.

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

                                                 The ongoing offering costs payable by the Fund do not
                                                 include the selling commissions or ongoing
                                                 compensation payable to the Selling Agent in respect
                                                 of the Units.  Such commissions and ongoing
                                                 compensation are paid by MLIP.


RECIPIENT                NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------                -----------------       -----------------
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

                                                 Because the Profit Share is calculated on the basis of
                                                 any Trading Profits achieved by the joint venture in
                                                 excess of the highest level of cumulative Trading
                                                 Profits achieved by the joint venture as of any
                                                 previous calendar quarter-end, rather than on the
                                                 basis of increases in the Net Asset Value per Unit
                                                 over the highest Net Asset Value per Unit as of any
                                                 previous  calendar quarter-end, the Profit Shares
                                                 allocated to JWH may not reflect the investment
                                                 experience of any particular Limited Partner.  In fact,
                                                 JWH may be allocated substantial Profit Shares
                                                 (allocated equally among all outstanding Units) even
                                                 though many Units have declined significantly in
                                                 value from their initial purchase price.

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

MLF; Other               Extraordinary expenses  Actual payments to third parties; expected to be
Third Parties                                    negligible.

          REGULATION

          The General Partner, JWH and the Commodity Broker are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

               (i) through (xii) -- not applicable.

               (xiii)  The Partnership has no employees.

          (d)  Financial Information about Foreign and Domestic Operations
               -----------------------------------------------------------
               and Export Sales:
               ----------------

          The Partnership and the Joint Venture (Limited Liability Company) do not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. The Partnership does, however, trade, from the United States, on a number of foreign commodity exchanges.

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

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          JWH

          There neither now exists nor has there previously ever been any administrative, civil or criminal action against JWH or its principals which is material, except that in September 1996, JWH was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County, and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in the Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. Additional complaints containing the same allegations as the earlier California complaints were filed in California in March 1997. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Deal Witter, Discover & Co. commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously and is convinced that it will be shown to have acted properly and in the best interest of investors.


         The names and filing dates of the various actions described above are as follows:

Kozlowski et al. v. John W. Henry & Co. et al., BC156941 (Superior Court of the State of California, Los Angeles County, September 6, 1996).

Gurevitz et al. v. John W. Henry & Co. et al., BC156922 (Superior Court of the State of California, Los Angeles County, September 10, 1996).

Malichio et al. v. John W. Henry & Co. et al., #116698-96 (Superior Court of the State of New York, New York County, September 18, 1996).

Hamel et al. v. John W. Henry & Co. et al. #604775/96 (Supreme Court of the State of New York, New York County, September 20, 1996).

Shifflet et al. v. John W. Henry & Co. et al., BC157596 (Superior Court of the State of California, Los Angeles County, September 20, 1996).

Liptak et al. v. Dean Witter Reynolds Inc. et al., #966C-11-115VAB (Superior Court of the State of Delaware, New Castle County, November 14, 1996).

Redd et al. v. John W. Henry & Co. et al., BC167463; Gibson et al. v. John W. Henry & Co. et al., BC167469; and Kendall et al. v. John W. Henry & Co. et al., BC167470 (Superior Court of the State of California, Los Angeles County, March 13, 1997; Krieger et al. v. John W. Henry & Co. et al. BC167636 (Superior Court of the State of California, Los Angeles County, March 17, 1997).

          The California complaints were consolidated under the caption "In re Dean Witter Managed Futures Litigation" in May 1997.

          The New York complaints were consolidated under the caption "In re Dean Witter Managed Futures Partnerships Litigation" in July 1997.

          The foregoing claims do not vary significantly in the remedies they seek. These remedies are generally the following:

(i) to recover damages sustained by all persons in the class in an amount to be proven at trial;

(ii)  to receive reasonable attorneys' fees, costs and expenses incurred;

(iii) to be awarded pre- and post-judgment interest;

(iv)  to be awarded punitive damages (in certain cases); and

(v) to receive such other and further relief as the court may deem necessary or appropriate.

          None of the foregoing actions involve the Fund. Furthermore, the Fund's operations, earnings and assets are largely unaffected by JWH's financial condition. It would only be in the highly unlikely event that such financial condition was impaired to the point that JWH could no longer effectively manage the Fund's assets that the Fund would itself be affected by any of the proceedings described above . Consequently, MLIP does not believe that any of the foregoing actions will have an adverse effect on the Fund's operations, earnings or assets.

          The outcome of all litigation is uncertain, but JWH believes -- based in part on discussions with its counsel -- that the foregoing suits will not have a material adverse effect on JWH's operations, earnings or assets.

     Merrill Lynch

          ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP and MLF and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Fund) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Fund.

          MLIP itself has never been the subject of any material litigation.

          On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating
Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     The Partnership has never submitted any matters to a vote of its Limited Partners.

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

     (a)  Market Information:
          ------------------

          There is no public trading market for the Units, nor will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

     (b)  Holders:
          -------

          As of December 31, 1997, there were 6,410 holders of Units, including the General Partner.


     (c)  Dividends:
          ---------

          The General Partner has not made, and does not contemplate making, any distributions on the Units.

     (d)  Recent Sales of Unregistered Securities;
          ---------------------------------------

          Use of Proceeds form Registered Securities:
          ------------------------------------------

            The Fund originally registered $200,000,000 of limited partnership interest. The Fund has sold 1,971,418 units of limited partnership interest, with an aggregate price of $198,061,545.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data has been derived from the audited is financial statements the Partnership:

                                       JANUARY 1, 1997 TO    JULY 15, 1996 TO
INCOME STATEMENT DATA                   DECEMBER 31, 1997   DECEMBER 31, 1996
---------------------                  -------------------  ------------------

Revenues:

  Realized Gain                              $ 18,820,033       $29, 800, 074
  Change in Unrealized Gain                    10,201,917           4,696,372
                                             ------------       -------------

    Total Trading Results                      29,021,950          34,496,446
                                             ------------

  Interest Income                              12,021,263           3,030,330
                                             ------------       -------------

    Total Revenues                             41,043,213          37,526,776

Expenses:

  Brokerage Commissions                        17,377,236           4,873,368
  Administrative Fees                             560,556             157,205
                                             ------------       -------------

    Total Expenses                             17,937,792           5,030,573

Net Income Before Minority Interest            23,105,421          32,496,203
Special Profit Share Allocation                (2,640,194)         (4,683,010)
Minority Interest in Income                       (12,447)            (23,383)
                                             ------------       -------------

    Net Income                               $ 20,452,780       $  27,789,810
                                             ============       =============


BALANCE SHEET DATA*                    DECEMBER 31, 1997    December 31, 1996
-------------------                    ------------------   -----------------

Aggregate Net Asset Value                    $223,752,247       $ 172,844,448
Net Asset Value per Unit                          $135.40             $123.16


* Balance sheet data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.


                                                MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.     MAY.     JUN.     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
1996    N/A      N/A      N/A      N/A      N/A      N/A      $ 98.98  $ 98.89  $104.32  $114.96  $122.58  $123.16
------------------------------------------------------------------------------------------------------------------
1997    $126.87  $126.83  $126.92  $126.34  $122.41  $122.74  $131.47  $127.12  $126.28  $129.54  $130.80  $135.40
------------------------------------------------------------------------------------------------------------------

          The Net Asset Value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                               DECEMBER 31, 1997

 Type of Pool:  Single-Advisor/Publicly-Offered/Not "Principal Protected"/(1)/
                     Inception of Trading:   July 15, 1996
                    Aggregate Subscriptions:   $199,895,865
                     Current Capitalization:   $223,752,247
                 Worst Monthly Drawdown:/(2)/   (3.31)% (8/97)
           Worst Peak-to-Valley Drawdown:/(3)/   (3.95)%  (8/97-9/97)

                MONTHLY RATES OF RETURN/(4)/
                ----------------------------------------
                MONTH               1997        1996
                ----------------------------------------
                January             3.01%      N/A
                ----------------------------------------
                February           (0.03)      N/A
                ----------------------------------------
                March               0.07       N/A
                ----------------------------------------
                April              (0.46)      N/A
                ----------------------------------------
                May                (3.11)      N/A
                ----------------------------------------
                June                0.27       N/A
                ----------------------------------------
                July                7.11      (1.02)%
                ----------------------------------------
                August             (3.31)     (0.09)
                ----------------------------------------
                September          (0.66)      5.49
                ----------------------------------------
                October             2.58      10.20
                ----------------------------------------
                November            0.97       6.62
                ----------------------------------------
                December            3.52       0.47
                ----------------------------------------
                Compound Annual     9.93%     23.15 %
                 Rate of Return           (5-1/2 months)
                ----------------------------------------

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS

General
-------

          Because JWH's systems are designed with the objective of identifying and profiting from long-term price trends, they are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

          While there can be no assurance that the JWH Programs will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Fund.

Performance Summary
-------------------

1997

          The Fund's most profitable positions in 1997 were in the currency markets. Strong gains were realized in positions on the German mark, which weakened in world markets as hopes for European Monetary Union rose. Reflecting sound economic fundamentals in the U.S., the dollar dominated world currencies, setting new records against the mark, yen and Swiss franc.

          Solid gains were generated for the year in global interest rate markets, particularly in Japanese Government bonds where yields plummeted to historic lows as the nation sank relentlessly into a recession and a string of financial sector bankruptcies followed. Strong gains were also recorded in Australian 10-year and three-year bonds and in German and Italian bonds. In the U.S., yields on the benchmark 30-year Treasury bond dipped below 6% in the final quarter of the year, reflecting the flight of foreign capital to quality amid increasing turbulence in Asian markets; positions in U.S. government bonds were profitable overall.

          Positions in gold and the Nikkei also resulted in profits for the year. Gold prices declined to the lowest level in over a decade reflecting its declining value as an alternative monetary asset as central banks increased their willingness to sell or lease the precious metal. The Nikkei suffered the same fate as the Japanese yen. Losses were incurred in agricultural markets, despite a strong performance by coffee futures earlier in the year. Energy markets were also disappointing as ample world inventories and mild weather kept supply and demand in balance.

1996  (5 1/2 months)

          Gains in 1996 were considerable, as the Fund's investment programs outperformed the major stock markets of the world. The Worldwide Bond Program capitalized both on rising interest rates in the U.S. and falling rates elsewhere.

          Trading began on July 15 amid sharp declines in U.S. and global stock markets. The U.S. dollar weakened against most major currencies as investors fled U.S. assets in search of safe havens overseas. Investors remained cautious through August, unwilling to take positions prior to key central bank policy meetings and economic reports slated at month-end. Performance was mixed in July and August, with some investment programs benefiting from the soaring energy markets while others reflected the difficult trading environments for global interest rates and currencies. Changing weather patterns buffeted agricultural commodity markets.

          By September, a combination of global economic and political developments reduced the level of volatility in major interest rate and currency markets. Chief among these was the decision by the U.S. Federal Reserve Board's policy making committee to keep interest rates at current levels. Convinced that European nations seeking membership in the European Monetary Union would continue to keep rates low, investors turned again to higher yielding U.S. dollar-denominated assets. Foreign central banks were heavy buyers of U.S. bonds. The U.S. dollar strengthened. Performance was strong in all markets.

          All of the Fund's investment programs recorded strong performance in October. Sound economic fundamentals kept the U.S. dollar strong against most major currencies. The one exception was the British pound, which soared against the dollar as a result of positive economic indicators. Cash flooded the bond and equity markets in October and November. Positions in global interest rates and currencies resulted in gains.

          By year-end, however, most markets were experiencing seasonal illiquidity and were becoming highly volatile. Early in December, JWH completed a significant reduction in leverage in some investment programs to reduce investors' exposure to that volatility and to help retain the substantial profits made in the second half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The level of the Fund's capitalization generally does not affect its performance.

          The Fund does not borrow (except on an interim basis in order to facilitate multi-currency margining), and sells no securities other than the Units.

          Inflation by itself does not affect profitability, but it can cause price movements that do so.

          The Fund's assets and open positions are generally highly liquid.
                                _______________

The Fund changes its positions and market focus frequently. Consequently, the fact that the Fund realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Fund will do so in the future.

                             THE YEAR 2000 COMPUTER ISSUE

          Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

          Not applicable.

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

                                 PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          (a,b)  Identification of Directors and Executive Officers:
                 --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by JWH on behalf of the Partnership.

          Merrill Lynch Investment Partners Inc., a subsidiary of ML&Co., has as its primary objective providing quality alternative investments for its clients. MLIP is one of the largest sponsors of managed futures funds in terms both of assets invested in funds for which it serves as trading manager or sponsor, and of financial and personnel resources. Offering hedge fund, managed futures and currency investments for individuals, corporations and financial institutions, MLIP has operated with one primary objective since its inception in 1986 -- to provide investors with an opportunity for long-term capital appreciation and diversification through quality investments in equity, debt, currency, interest rate, metals, energy and agricultural markets, utilizing a variety of instruments and trading strategies. While MLIP concentrated its efforts primarily on managed futures investments during its early years of operation, since 1996 MLIP has offered a number of multi-advisor and single-advisor hedge funds. MLIP has dedicated significant resources to the growth of its hedge fund business, and has the investment management, operational, administrative, research and risk management experience to manage substantial assets in both hedge funds and managed futures investments in the global financial markets. As of February 1, 1998, MLIP was acting as trading manager or sponsor to futures and hedge funds in which approximately $3.1 billion of client capital was invested.

          The principal officers and the directors of MLIP and their respective business backgrounds are as follows:

               JOHN R. FRAWLEY, JR.  Chairman, Chief Executive Officer,
                                     President and  Director

               JEFFREY F. CHANDOR    Senior Vice President, Director of
                                     Sales, Marketing and Research and
                                     Director

               JOSEPH H. MOGLIA      Director

               ALLEN N. JONES        Director

               STEPHEN G. BODURTHA   Director

               MICHAEL A. KARMELIN   Chief Financial Officer, Vice
                                     President and Treasurer

               STEVEN B. OLGIN       Vice President, Secretary and
                                     Director of Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the U.S. Managed Funds Association (formerly, the Managed Futures Association), a U.S. national trade association that represents
the managed futures, hedge funds and fund of funds industry.   Mr. Frawley is
also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was also Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

          Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co. and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

          As of December 31, 1997, the principals of MLIP had no investments in the Fund and MLIP's general partner interest in the Fund was valued at approximately $2,455,940.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(SM) L.P., The SECTOR Strategy Fund(SM) II L.P., The SECTOR Strategy Fund(SM) V L.P.,

The SECTOR Strategy Fund(SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.) and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

      (d) Family Relationships:
          --------------------

          None.

      (e) Business Experience:
          -------------------

          See Item 10(a)(b) above.

      (f) Involvement in Certain Legal Proceedings:
          ---------------------------------------

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners:
          -----------------------------------------------

          As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

      (b) Security Ownership of Management:
          --------------------------------

          As of December 31, 1997, the General Partner owned 18,177 (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

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

          In 1997, the Partnership paid: (i) Brokerage Commissions of $17,377,236 to the Commodity Broker, which included $8,940,868 in Management Fees paid by the Commodity Broker to JWH; and (ii) Administrative Fees of $560,556 to MLIP. In addition, MLIP and its affiliates derived certain economic benefit from maintaining a portion of the Fund's assets in "offset accounts" as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Cash Management Income -- Interest Earned or the Fund's U.S. Dollar Available Assets Not Managed by MLAM," and Item 11, "Executive Compensation" herein, as well from the Fund's F/X Desk and exchange of futures for physical ("EFP") trading.

          See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

      (c)  Indebtedness of Management:
           --------------------------

           The Partnership is prohibited from making any loans, to management or otherwise.

      (d)  Transactions with Promoters:
           ---------------------------

           Not applicable.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)1.   Financial Statements:                                           Page
        --------------------                                            ----

Independent Auditors' Report                                            1

Consolidated Statements of Financial Condition as of December 31, 1997  2

For the year ended December 31, 1997 and  the period from
July 15, 1996 (commencement of trading) to
December 31, 1996:
        Consolidated Statements of Income                               3
        Consolidated Statements of Changes in Partners' Capital         4

Notes to Consolidated Financial Statements                           5-11

(a)2.   Financial Statement Schedules:
        -----------------------------

          Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

     (a)3.      Exhibits:
                --------

                The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation             Description
-----------             -----------

1.01 Form of Selling Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc. ("Merrill Lynch Futures"), Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent") and JWH.

Exhibit 1.01:           Is incorporated herein by reference from Exhibit 1.01
------------            contained in Amendment No. 2 to the Registration
                        Statement (File No. 333-80509) filed on April 23, 1996, on Form S-1 under the Securities Act of 1993 (the
                        "Registrant's Registration Statement.")

3.01(i)                 Certificate of Limited Partnership of the Registrant.

Exhibit 3.01(i):        Is incorporated herein by reference from Exhibit 3.01
---------------         contained in the Registrant's Registration Statement.

10.01 Form of Joint Venture Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc. and JWH.

Exhibit 10.01:          Is incorporated herein by reference from Exhibit 10.01
-------------           contained in the Registrant's Registration Statement.

10.02 Form of Customer Agreement between the Registrant's joint venture with JWH and Merrill Lynch Futures Inc.

Exhibit 10.02:          Is incorporated herein by reference from Exhibit 10.02
-------------           contained in the Registrant's Registration Statement.

10.03 Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.03:          Is incorporated herein by reference from Exhibit 10.03
-------------           contained in the Registrant's Registration Statement.

10.05 Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the Prospectus.)

Exhibit 10.05           Is incorporated herein by reference from Exhibit 10.05
-------------           contained in the Registrant's Registration Statement.

10.06 Form of Investment Advisory Contract among the Registrant's joint venture with JWH, MLIP, Merrill Lynch Futures Inc. and Merrill Lynch Asset Management, L.P.

Exhibit 10.06:          Is incorporated herein by reference from Exhibit 10.06
-------------           contained in the Registrant's Registration Statement.

10.07 Form of Custody Agreement among the Registrant's joint venture with JWH and Merrill Lynch Futures Inc.

Exhibit 10.07:          Is incorporated herein by reference from Exhibit 10.07
-------------           contained in the Registrant's Registration Statement.

10.08                   Form of Limited Liability Company Operating Agreement.

Exhibit 10.08:          Is filed herewith.
-------------

10.09                   Form of Amendatory Agreement.

Exhibit 10.09:          Is filed herewith.
-------------

13.01                   1997 Annual Report and Independent Auditors' Report.

Exhibit 13.01:          Is filed herewith.
-------------

28.01                   Prospectus of the Partnership dated April 25, 1996.

Exhibit 28.01:          Is incorporated herein by reference as filed with the
-------------           Securities and Exchange Commission pursuant to Rule 424
                        under the Securities Act of 1933, Registration Statement
                        (File No. 333-80509) on Form S-1, effective April 25,
                        1996.

     (b)        Report on Form 8-K:
                ------------------

                No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               ML JWH STRATEGIC ALLOCATION FUND L.P.

               By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                        General Partner

               By:  /s/ John R. Frawley, Jr.
                   ---------------------------------------------
                      John R. Frawley, Jr.
                      Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                  Title                                                       Date
---------                  -----                                                       ----

/s/John R. Frawley, Jr.    Chairman,  Chief Executive Officer, President and Director  March 25, 1998
-------------------------
John R. Frawley, Jr.       (Principal Executive Officer)

/s/Michael A. Karmelin     Vice President, Chief Financial Officer and Treasurer       March 25, 1998
-------------------------
Michael A. Karmelin        (Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor      Senior Vice President, Director of Sales,                   March 25, 1998
-------------------------
Jeffrey F. Chandor         Marketing and Research and Director

/s/Allen N. Jones          Director                                                    March 25, 1998
-------------------------
Allen N. Jones


 (Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT                      General Partner of Registrant            March 25, 1998
  PARTNERS INC.

By: /s/John R. Frawley, Jr.
    -----------------------
     John R. Frawley, Jr.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 1997 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                Exhibit
                -------


Exhibit 13.01   1997 Annual Report and Independent Auditors' Report