Form 10-Q
period 1998-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1998-05-11
CIK 1005177

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                                   --------------

              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------    ---------------

Commission File Number 0-28928

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                     13-3887922
-------------------------------               --------------------------------
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

                                 212-236-9757
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X   No
                                                     ---      ---

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                        March 31,         December 31,
                                                           1998               1997
                                                     -----------------  -----------------
ASSETS
Accrued interest                                           $2,228,109           $196,088
U.S. Government obligations                               178,087,357        172,586,264
Equity in commodity futures trading accounts:
    Cash and options premium                               35,321,356         41,484,775
    Net unrealized profit on open contracts                 8,520,707         14,898,289
                                                     -----------------  -----------------

                TOTAL                                    $224,157,529       $229,165,416
                                                     =================  =================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Broker payables                                        $5,009,766   $            -
    Redemptions payable                                     2,266,624          1,116,238
    Profit Share payable                                    -                  2,640,194
    Brokerage commissions payable                           1,415,345          1,473,380
    Organizational and initial offering costs payable          65,686            114,951
    Administrative fees payable                                45,655             47,527
                                                     -----------------  -----------------

            Total liabilities                               8,803,076          5,392,290
                                                     -----------------  -----------------

MINORITY INTEREST                                             135,576            135,830

PARTNERS' CAPITAL:
    General Partner (18177 and 18177 Units)                 2,421,698          2,455,940
    Limited Partners (1594546 and 1634252 Units)          212,797,179        221,181,356
                                                     -----------------  -----------------

            Total partners' capital                       215,218,877        223,637,296
                                                     -----------------  -----------------

                TOTAL                                    $224,157,529       $229,165,416
                                                     =================  =================

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                    For the three        For the three
                                                     months ended         months ended
                                                      March 31,            March 31,
                                                         1998                 1997
                                                   -----------------  ---------------------
REVENUES:
    Trading profit (loss):
      Realized                                           $4,511,184             $8,668,317
      Change in unrealized                               (6,377,582)               (92,283)
                                                   -----------------  ---------------------

            Total trading results                        (1,866,398)             8,576,034
                                                   -----------------  ---------------------

     Interest income                                      3,135,549              2,773,698

                                                   -----------------  ---------------------
            Total revenues                                1,269,151             11,349,732
                                                   -----------------  ---------------------

EXPENSES:
    Administrative fees                                     137,578                137,516
    Brokerage commissions                                 4,264,908              4,263,014
                                                   -----------------  ---------------------

            Total expenses                                4,402,486              4,400,530
                                                   -----------------  ---------------------

NET (LOSS) INCOME BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                              (3,133,335)             6,949,202


    Profit Share Allocation                               -                      -
    Minority Interest                                           257               (978,363)
                                                   -----------------  ---------------------

NET (LOSS) INCOME                                       $(3,133,078)            $5,970,839
                                                   =================  =====================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                       1,641,697              1,713,819
                                                   =================  =====================

    Net (loss) income per weighted average
     General Partner and Limited Partner Unit                $(1.91)                 $3.48
                                                   =================  =====================

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------

                                                        Limited            General         Subscriptions
                                     Units             Partners            Partner           Receivable           Total
                                ----------------  -----------------  ------------------  -----------------  ------------------
PARTNERS' CAPITAL,
  December 31, 1996                   1,403,427       $188,284,065          $2,038,044       $(18,248,494)       $172,073,615

Subscriptions                           409,237         32,927,078             194,571         18,248,494          51,370,143

Net income                                    -          5,906,979              63,860                  -           5,970,839

Redemptions                             (23,703)        (3,007,464)                  -                  -          (3,007,464)
                                ----------------  -----------------   -----------------  -----------------  ------------------

PARTNERS' CAPITAL,
  March 31, 1997                      1,788,961       $224,110,658          $2,296,475     $            -        $226,407,133
                                ================  =================   =================  =================  ==================


PARTNERS' CAPITAL,
  December 31, 1997                   1,652,429       $221,181,356          $2,455,940   $              -        $223,637,296

Net loss                                      -         (3,098,837)            (34,242)                 -          (3,133,079)


Redemptions                             (39,706)        (5,285,340)                  -                  -          (5,285,340)
                                ----------------  -----------------   -----------------  -----------------  ------------------

PARTNERS' CAPITAL,
  March 31, 1998                      1,612,723       $212,797,179          $2,421,698    $             -        $215,218,877
                                ================  =================   =================  =================  ==================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Partnership as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.    NET ASSET VALUE PER UNIT

For financial reporting purposes with respect to the Units, the Partnership deducts organizational and offering costs that are payable to the General Partner in determining the net asset value per unit. For all other purposes (including computing net asset value for redemptions) the Partnership deducts only the organizational and offering reimbursement actually paid. The net asset value per unit was $133.45 and $135.34 for financial reporting purposes and $133.48 and $135.40 for all other purposes at March 31, 1998 and December 31, 1997, respectively.

3.    FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:


                                     For the three        For the three
                                      months ended         months ended
                                       March 31,            March 31,
                                         1998                 1997
                                   ------------------  --------------------
Interest rates & Stock indices             $(833,644)            $(860,088)
Commodities                                 (862,512)            2,079,268
Currencies                                (1,864,832)            9,079,867
Energy                                     5,173,485            (2,023,620)
Metals                                    (3,478,895)              300,607
                                   ------------------  --------------------
                                         $(1,866,398)           $8,576,034
                                   ==================  ====================

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                           1998                                            1997
                       --------------------------------------------     -------------------------------------------
                          Commitment to            Commitment to           Commitment to           Commitment to
                         Purchase (Futures,        Sell (Futures,        Purchase (Futures,        Sell (Futures,
                        Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                       ---------------------   --------------------     -------------------     -------------------
Interest rate and
  Stock  Indices            $895,592,636             $447,337,403           $926,562,961             $351,175,040
Commodities                   14,092,382               36,834,563             21,239,916               27,160,968
Currencies                   137,956,391              287,767,740            199,371,182              390,721,620
Energy                         6,065,280               31,046,095              -                       39,106,920
Metals                        13,197,771               11,511,355             18,503,375               43,958,106
                      -------------------      -------------------     ------------------       ------------------
                          $1,066,904,460             $814,497,156         $1,165,677,434             $852,122,654
                      ===================      ===================     ==================       ==================

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                           1998                                            1997
                       --------------------------------------------     -------------------------------------------
                          Commitment to            Commitment to           Commitment to           Commitment to
                         Purchase (Futures,        Sell (Futures,        Purchase (Futures,        Sell (Futures,
                        Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                       ---------------------   --------------------     -------------------     -------------------
Exchange
   traded                   $927,093,138             $523,411,092            $791,818,184            $468,259,393
Non-Exchange
    traded                   139,811,322              291,086,064             373,859,250             383,863,261
                      -------------------      -------------------     -------------------      ------------------
                          $1,066,904,460             $814,497,156          $1,165,677,434            $852,122,654
                      ===================      ===================     ===================      ==================

The average fair values, based on contract/notional values, of the derivative instruments held or issued as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:

                                           1998                                            1997
                       --------------------------------------------     -------------------------------------------
                          Commitment to            Commitment to           Commitment to           Commitment to
                         Purchase (Futures,        Sell (Futures,        Purchase (Futures,        Sell (Futures,
                        Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                       ---------------------   --------------------     -------------------     -------------------
Interest rate and
  Stock  Indices          $1,063,270,597             $287,680,295          $1,010,667,321             $263,783,626
Commodities                   16,584,173               36,485,817              25,901,996               21,055,353
Currencies                   390,325,862              533,328,897             395,236,535              484,258,015
Energy                         3,775,190               33,954,848              22,168,532               21,307,623
Metals                        20,409,359                8,318,771               9,266,297               36,089,734
                      -------------------      -------------------      ------------------       ------------------
                          $1,494,365,181             $899,768,628          $1,463,240,681             $826,494,351
                      ===================      ===================      ==================       ==================

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                     1998                                    1997
                      -----------------------------------     ------------------------------------
                          Gross                 Net               Gross                 Net
                        Unrealized          Unrealized          Unrealized           Unrealized
                          Profit              Profit              Profit               Profit
                      ---------------      --------------     ---------------      ---------------
Exchange
   traded                 $4,102,721          $1,329,995         $14,037,333          $12,316,384
Non-Exchange
    traded                 7,089,251           7,190,712           8,613,088            2,581,905
                      ---------------      --------------     ---------------      ---------------
                         $11,191,972          $8,520,707         $22,650,421          $14,898,289
                      ===============      ==============     ===============      ===============

Item 2:    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

Performance Summary

January 1, 1997 to March 31, 1997

The Fund was profitable in the first quarter, largely reflecting opportunities in foreign exchange and agricultural commodity markets.

The quarter began with gains recorded in the foreign exchange sector as movements in key currencies mirrored the trends of 1996. The U.S. dollar continued to strengthen against the Japanese yen, German mark and Swiss franc. Gold prices declined to levels not seen since October 1993 as investors shifted assets into booming equity markets. The U.S. government bond market was volatile, reflecting revived inflation concerns. Crude oil prices were buffeted, in part, by the quirky structure of the U.N./Iraq oil agreement which exaggerated market movements, both up and down.

By February, world financial markets had grown more volatile and long-term trends in some sectors, notably gold, were reversed, reducing opportunities for profit. Gains were generated, however, in positions on coffee, as prices were pushed up by unfavorable weather threatening crop production in Brazil and Colombia. In the currency markets, the U.S. dollar remained strong against most major currencies, despite jawboning by finance ministers at the G-7 conference early in the month. Global interest rate markets were buffeted by continued speculation on the direction of interest rates in the U.S., United Kingdom, and Germany.

Positions in agricultural commodities contributed to profits again in March, particularly in coffee, as coffee roasters drew down on already limited reserves of coffee beans. A classic "short squeeze"--where not enough immediate supply was available to meet current demand - sent coffee futures prices to their highest levels since 1994. Crude oil positions were unprofitable as a bigger-than-anticipated buildup in U.S. stocks pushed prices down. Opportunities for gain in interest rate markets were limited as continued speculation over the direction of U.S. interest rates produced volatile and trendless markets.

January 1, 1998 to March 31, 1998

Much of the first quarter of 1998 offered a less-than-ideal trading environment for the Fund. In January and February, well-established trends in key markets were interrupted, and many markets traded within a tight range, reducing opportunities for profit. But the profit picture improved in March, as the U.S. dollar and other currencies returned to their prior patterns of price movement.

For the period, losses were incurred in positions in most currencies, metals, stock indices and agricultural commodities. These losses more than offset gains in energy markets which, despite interim turbulence, ultimately succumbed to the bearish fundamentals which have pressured prices downward for over six months. Small gains were also recorded in positions in European interest rates, which continued to decline as markets of the EMU nations converged.

The quarter began with political and financial scandals in Japan. Even so, investors were hopeful that the Japanese government would rescue the nation's economy with a much-anticipated economic stimulus package. Investor optimism supported the Nikkei and caused the Japanese yen to gain against the U.S. dollar. Positions in the Nikkei and the yen were unprofitable. January was also a month of reversals in key metals. The price of gold rose as the dollar weakened, turning profitable positions in the metal into losses. Gains were recorded in European and U.S. government bond markets and in crude oil.

Financial markets lacked direction in February. Losses were incurred in nearly all currencies traded. Trading was also unprofitable in U.S. Treasury bonds, which traded within a narrow range during the month. Gains continued to be recorded, however, in European bond markets where yields approached post-war lows. The silver market hit a 9 1/2 year high on news that a major investor had purchased 20% of the world's yearly mining output. Strong gains were realized in silver and in crude oil, which succumbed to weakening fundamentals.

The quarter ended with a sharp revival of the U.S. dollar in world markets, especially against the yen, and a soaring British pound, which investors viewed as a safe haven from EMU jitters. Investment programs with large currency components benefited from decisive moves in these markets as well as in the Swiss franc and German mark. The price of crude oil rose sharply during the month, following the surprise decision by OPEC and non-OPEC oil-producing nations to cut production. By month end, however, investors had judged the cutbacks insufficient and prices fell back; positions in energy markets were profitable overall. Positions in metals and agricultural commodities were unprofitable overall.

            MONTH-END NET ASSET VALUE PER UNIT
            ----------------------------------

                  Jan          Feb         Mar
        --------------------------------------------
        1997    $126.87      $126.83     $126.92
        --------------------------------------------
        1998    $133.35      $132.47     $133.48
        --------------------------------------------

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            Not Applicable

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending proceedings to which the Partnership or the General Partner is a party.

Item 2.     Changes in Securities and Use of Proceeds

               (a) None.
               (b) None.
               (c) None.

               (d) The Fund registered $200,000,000 of limited partnership interest . The Fund has sold 1,971,418 Units of limited partnership interest, with an aggregate price of $198,061,545. During the quarter ended March 31, 1998, no units of limited partnership interest have been sold.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

Item 6.     Exhibits and Reports on Form 8-K.

               (a)  Exhibits

               There are no exhibits required to be filed as part of this report.

               (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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

                                ML JWH STRATEGIC ALLOCATION FUND L.P.





                                By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                         (General Partner)




Date:  May 11, 1998             By /s/JOHN R. FRAWLEY, JR.
                                   -----------------------
                                   John R. Frawley, Jr.
                                   Chairman, Chief Executive Officer,
                                   President and Director

Date: May 11, 1998              By /s/ SERGIO M. PAVONE
                                   --------------------
                                   Sergio M. Pavone
                                   Vice President and Controller
                                   (Chief Accounting Officer)