Form 10-Q
period 1998-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1998-08-13
CIK 1005177

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30 1998
                                 ------------

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

                 Delaware                                13-3887922
      -----------------------------           ------------------------------
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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------


                                                                           June 30,         December 31,
                                                                             1998               1997
                                                                       -----------------  -----------------
ASSETS

Accrued interest                                                        $     1,827,110    $       196,088
U.S. Government obligations                                                 165,950,788        172,586,264
Equity in commodity futures trading accounts:

    Cash and options premium                                                 39,587,632         41,484,775
    Net unrealized profit on open contracts                                  (4,094,645)        14,898,289
                                                                       -----------------  -----------------

                TOTAL                                                   $   203,270,885    $   229,165,416
                                                                       =================  =================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

    Redemptions payable                                                 $     2,860,710    $     1,116,238
    Profit share payable                                                      -                  2,640,194
    Brokerage commissions payable                                             1,312,779          1,473,380
    Organization and initial offering costs payable                              16,422            114,951
    Administrative fees payable                                                  42,348             47,527
                                                                       -----------------  -----------------

            Total liabilities                                                 4,232,259          5,392,290
                                                                       -----------------  -----------------

MINORITY INTEREST                                                               134,255            135,830

PARTNERS' CAPITAL:

  General Partner (15717 and 18177 Units)                                     2,072,426          2,455,940
  Limited Partners (1489842 and 1634252 Units)                              196,831,945        221,181,356
                                                                       -----------------  -----------------

            Total partners' capital                                         198,904,371        223,637,296
                                                                       -----------------  -----------------

                TOTAL                                                   $   203,270,885    $   229,165,416
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

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                    For the three        For the three         For the six         For the six
                                                     months ended         months ended         months ended        months ended
                                                       June 30,             June 30,             June 30,           June 30,
                                                         1998                 1997                 1998               1997
                                                   -----------------  ---------------------  -----------------   ----------------
REVENUES:
    Trading profit (loss):
      Realized                                      $    11,312,629    $        (9,513,484)   $    15,823,813     $     (845,167)
      Change in unrealized                              (12,203,959)             3,460,923        (18,581,541)         3,368,640
                                                   -----------------  ---------------------  -----------------   ----------------

            Total trading results                          (891,330)            (6,052,561)        (2,757,728)         2,523,473
                                                   -----------------  ---------------------  -----------------   ----------------

     Interest income                                      2,818,886              3,131,635          5,954,435          5,905,333

                                                   -----------------  ---------------------  -----------------   ----------------
            Total revenues                                1,927,556             (2,920,926)         3,196,707          8,428,806
                                                   -----------------  ---------------------  -----------------   ----------------

EXPENSES:
    Administrative fees                                     130,051                139,133            267,629            276,648
    Brokerage commissions                                 4,031,595              4,313,001          8,296,503          8,576,105
                                                   -----------------  ---------------------  -----------------   ----------------

            Total expenses                                4,161,646              4,452,134          8,564,132          8,852,753
                                                   -----------------  ---------------------  -----------------   ----------------

    (LOSS) INCOME BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                              (2,234,090)            (7,373,060)        (5,367,425)          (423,947)

    Profit Share Allocation                               -                         (3,746)         -                   (985,346)
    Minority Interest                                         1,319                 (3,539)             1,576               (302)
                                                   -----------------  ---------------------  -----------------   ----------------

NET (LOSS) INCOME                                   $    (2,232,771)   $        (7,380,345)   $    (5,365,849)    $   (1,409,595)
                                                   =================  =====================  =================   ================

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                       1,568,051              1,784,487          1,604,874          1,749,153
                                                   =================  =====================  =================   ================

    Net (loss) income per weighted average
     General Partner and Limited Partner Unit       $         (1.42)   $             (4.14)   $         (3.34)    $        (0.81)
                                                   =================  =====================  =================   ================

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June30, 1998 and 1997
                ----------------------------------------------

                                                   Limited            General          Subscriptions
                                Units              Partners           Partner           Receivable           Total
                            ---------------   -----------------  -----------------  ------------------  -----------------
PARTNERS' CAPITAL,
  December 31, 1996              1,403,427     $   188,284,065    $     2,038,044    $    (18,248,494)   $   172,073,615

Subscriptions                      409,237          32,927,078            194,571          18,248,494         51,370,143

Net loss                                 -          (1,398,489)           (11,106)                  -         (1,409,595)

Organizational and initial
offering costs recover                   -             366,712              3,765                   -            370,477

Redemptions                        (36,528)         (4,592,230)                 -                   -         (4,592,230)
                            ---------------   -----------------  -----------------  ------------------  -----------------

PARTNERS' CAPITAL,
  June 30, 1997                  1,776,136     $   215,587,136    $     2,225,274    $       -           $   217,812,410
                            ===============   =================  =================  ==================  =================


PARTNERS' CAPITAL,
  December 31, 1997              1,652,429     $   221,181,356    $     2,455,940    $          -        $   223,637,296

Net loss                           -                (5,312,418)           (53,431)              -             (5,365,849)

Redemptions                       (146,870)        (19,036,993)          (330,083)              -            (19,367,076)
                            ---------------   -----------------  -----------------  ------------------  -----------------

PARTNERS' CAPITAL,
  June 30, 1998                  1,505,559     $   196,831,945    $     2,072,426    $          -        $   198,904,371
                            ===============   =================  =================  ==================  =================


See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June30, 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  NET ASSET VALUE PER UNIT

For financial reporting purposes with respect to the Units, the Partnership deducts organizational and offering costs that are payable to the General Partner in determining the net asset value per unit. For all other purposes (including computing net asset value for redemptions) the Partnership deducts only the organizational and offering reimbursement actually paid. The net asset value per unit was $132.11 and $135.34 for financial reporting purposes and $132.11 and $135.40 for all other purposes at June 30, 1998 and December 31, 1997, respectively.

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:

                                    For the three     For the three       For the six        For the six
                                      months ended     months ended       months ended        months ended
                                       June 30,          June 30,          June 30,           June 30,
                                         1998              1997              1998               1997
                                   ----------------- -----------------  ----------------   ----------------
Interest rates & Stock indices      $    (3,085,156)  $       (63,818)   $   (3,918,800)    $     (923,906)
Commodities                               2,725,628         1,744,275         1,863,116          3,823,543
Currencies                               (1,207,397)       (3,859,520)       (3,072,229)         5,220,347
Energy                                    2,655,770        (5,811,455)        7,829,255         (7,835,075)
Metals                                   (1,980,175)        1,937,957        (5,459,070)         2,238,564
                                   ----------------- -----------------  ----------------   ----------------
                                    $      (891,330)  $    (6,052,561)   $   (2,757,728)    $    2,523,473
                                   ================= =================  ================   ================

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                           1998                                            1997
                      --------------------------------------------      -------------------------------------------
                          Commitment to           Commitment to           Commitment to            Commitment to
                       Purchase (Futures,         Sell (Futures,        Purchase (Futures,         Sell (Futures,
                       Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                      --------------------      ------------------      -------------------      ------------------
Interest rate and
  Stock  Indices       $    1,077,677,282        $    501,511,102        $     926,562,961        $    351,175,040
Commodities                     8,539,018              32,888,816               21,239,916              27,160,968
Currencies                    166,410,231             362,134,311              199,371,182             390,721,620
Energy                          1,277,550              31,818,182               -                       39,106,920
Metals                          1,779,663              54,965,734               18,503,375              43,958,106
                      --------------------      ------------------      -------------------      ------------------
                       $    1,255,683,744        $    983,318,145        $   1,165,677,434        $    852,122,654
                      ====================      ==================      ===================      ==================

The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                          1998                                               1997
                      --------------------------------------------       --------------------------------------------
                         Commitment to            Commitment to            Commitment to           Commitment to
                       Purchase (Futures,         Sell (Futures,         Purchase (Futures,        Sell (Futures,
                       Options & Forwards)      Options & Forwards)      Options & Forwards)     Options & Forwards)
                      --------------------      ------------------       -------------------     -------------------
Exchange
   traded              $    1,157,455,050        $    858,595,190         $     791,818,184        $     468,259,393
Non-Exchange
    traded                     98,228,694             124,722,955               373,859,250              383,863,261
                      --------------------      ------------------       -------------------      -------------------
                       $    1,255,683,744        $    983,318,145         $   1,165,677,434        $     852,122,654
                      ====================      ==================       ===================      ===================

The average fair values, based on contract/notional values, of the derivative instruments held or issued as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:


                                         1998                                              1997
                      --------------------------------------------      --------------------------------------------
                         Commitment to            Commitment to            Commitment to             Commitment to
                      Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                      Options & Forwards)      Options & Forwards)      Options & Forwards)       Options & Forwards)
                      -------------------      -------------------      -------------------       ------------------
Interest rate and
  Stock Indices        $   1,061,056,710        $     336,680,872        $   1,010,667,321         $    263,783,626
Commodities                   12,677,715               37,360,027               25,901,996               21,055,353
Currencies                   351,325,739              485,201,952              395,236,535              484,258,015
Energy                         3,241,530               32,924,953               22,168,532               21,307,623
Metals                        16,531,716               22,565,065                9,266,297               36,089,734
                      -------------------      -------------------      -------------------       ------------------
                       $   1,444,833,410        $     914,732,869        $   1,463,240,681         $    826,494,351
                      ===================      ===================      ===================       ==================

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                      1998                                    1997
                      -----------------------------------     -----------------------------------
                           Gross               Net                 Gross               Net
                        Unrealized         Unrealized           Unrealized          Unrealized
                          Profit             Profit               Profit              Profit
                      ----------------   ----------------     ----------------    ---------------
Exchange
   traded              $    8,907,860     $   (2,139,473)      $   14,037,333      $  12,316,384
Non-Exchange
    traded                    934,787         (1,955,172)           8,613,088          2,581,905
                      ----------------   ----------------     ----------------    ---------------
                       $    9,842,647     $   (4,094,645)      $   22,650,421      $  14,898,289
                      ================   ================     ================    ===============

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Performance Summary

January 1, 1997 to June 30, 1997

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

Positions in agricultural commodities contributed to profits again in March, particularly in coffee, as coffee roaster drew down on already limited reserves of coffee beans. A classic "short squeeze"--where not enough immediate supply was available to meet current demand sent coffee futures prices to their highest levels since 1994. Crude oil positions were unprofitable as a bigger-than-anticipated buildup in U.S. stocks pushed prices down. Opportunities for gain in interest rate markets were limited as continued speculation over the direction of U.S. interest rates produced volatile and trendless markets.

April 1, 1997 to June 30, 1997

The Fund was unprofitable in the second quarter of 1997, largely reflecting losses in currency, global interest rate and energy markets. Overall, gains in international stock indices, metals and agricultural commodities failed to offset these losses.

The quarter began with investor sentiment decidedly bearish as U.S. economic reports strengthened the argument for a rate hike by the Federal Reserve and global equity markets tracked U.S. stock and bond prices downward. But these markets rebounded in the second week of April as investor confidence was restored on new data. Positions in most bond markets traded were unprofitable in this trendless trading environment. Continuing tends in foreign exchange markets, however, benefited investment programs with substantial currency components. Gains were realized also as coffee prices surged above $2 a pound amid declining inventories. Positions in gold were profitable as the price of the precious metal continued to decline.

Markets in May were roiled by political as well as economic developments, including upset elections in Europe and jawboning by Japanese officials to support the yen. The resulting turbulence in financial markets created a difficult trading environment which resulted in significant losses in some programs. Overall, programs with substantial currency exposure were unprofitable. For the most part, trading in stock indices and agricultural commodities generated gains. Trading in metals was mixed.

Gains were recorded in June as a modicum of clarity and order returned to world financial markets on an improving outlook for European Monetary Union (EMU). European bond markets strengthened on positive EMU developments. Trading as proxy for the union's future currency (the euro), the German mark fell, against the traditional safe haven currencies--the Swiss Franc, British pound and U.S. dollar on investor's concerns that proposed fiscal standards might be compromised by weaker nations in the union. In general, programs with strong financial components realized gains. Diversified programs suffered losses as trends in some agricultural commodities were challenged.

January 1, 1998 to June 30, 1998

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

April 1, 1998 to June 30, 1998

Investor optimism regarding developments in Japan dissipated rapidly in the second quarter, as economic reports grew bleak. Performance of the Fund reflected the erratic behavior of the markets as investors grappled with the possible impact of a Japanese recession on diverse global markets. Losses were incurred overall in the three month period ended June 30, 1998, despite strong gains realized in May.

The quarter began with trendless trading conditions in financial markets as prospects for interest rate hikes in the U.S. and Germany gave stock and bond markets on both sides of the Atlantic a good case of the jitters. Interventions by the Bank of Japan to support the Japanese yen kept the currency markets on edge for much of the month. Gains in some agricultural commodities traded failed to offset losses in financial markets. The Fund recorded strong gains in May, however, as financial market trends showed more definition. Gains were substantial overall in positions on the yen, which hit a seven year low against the U.S. dollar.

In a move that surprised the markets, the U.S. and Japan jointly intervened on June 17 on behalf of the Japanese currency, selling dollars and buying yen in global foreign exchange markets. The impact on the Fund was sharp, if brief. Losses were incurred in short positions on the yen, as the Japanese currency rose against the dollar. But by month's end, the market had returned to fundamentals, and yen losses were reversed, resulting in small gains in the currency overall. Nonetheless, the Fund's performance was spotty in June, with moderate losses recorded overall for the month.

Despite U.S./Japan intervention, the Fund realized sizeable gains in positions on the yen in the second quarter. Positions in the Japanese Government bond, where yields declined to historic lows, also resulted in strong gains in the quarter, as did positions in short sterling; but these gains failed to offset losses in other interest rate markets traded.

Also in the second quarter, the Fund recorded solid gains in crude oil positions as prices fell on ample world supply. Profitable positions in coffee, sugar, corn and wheat offset losses in other agricultural commodities traded in the period. With the exception of London Metals Exchange aluminum, positions in other metals traded resulted in losses overall, as did positions in stock indices.


                      MONTH-END NET ASSET VALUE PER UNIT


        Jan        Feb        Mar       Apr.        May       Jun.
---------------------------------------------------------------------
1997   $126.87    $126.83    $126.92    $126.34    $122.41    $122.74

---------------------------------------------------------------------
1998   $133.35    $132.47    $133.48    $133.35    $134.18    $132.11
---------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending proceedings to which the Partnership or the General Partner is a party.



Item 2. Changes in Securities and Use of Proceeds

              (a) None.
              (b) None.
              (c) None.
              (d) The Fund registered $200,000,000 of limited partnership interest. The Fund has sold 1,971,418 Units of limited partnership interest, with an aggregate price of $198,061,545. During the quarter ended June30, 1998, no units of limited partnership interest have been sold.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. ("MLIP"). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        There are no exhibits required to be filed as part of this report.

        (b)  Reports on Form 8-K

    There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                            ML JWH STRATEGIC ALLOCATION FUND L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 11, 1998      By:/s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date: August 11, 1998       By:/s/ JO ANN DI DARIO
                               -------------------
                              Jo Ann Di Dario
                              Vice President, Chief Financial Officer
                              and Treasurer