Form 10-Q
period 1998-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1998-11-12
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ------------------

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

                                 212-236-5662
                  ------------------------------------------
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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                              September 30,          December 31,
                                                                   1998                 1997
                                                          ---------------------  ------------------
ASSETS
------
Cash                                                      $                785   $             -
Accrued interest                                                     2,442,904             196,088
U.S. Government obligations                                        226,377,496         172,586,264
Equity in commodity futures trading accounts:
    Cash and options premium                                        21,612,540          41,484,775
    Net unrealized profit on open contracts                         43,443,372          14,898,289
                                                          ---------------------  ------------------

                TOTAL                                     $        293,877,097   $     229,165,416
                                                          =====================  ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                   $          1,864,927   $       1,116,238
    Profit share payable                                                   -             2,640,194
    Brokerage commissions payable                                    1,897,781           1,473,380
    Organization and initial offering costs payable                        -               114,951
    Administrative fees payable                                         61,219              47,527
                                                          ---------------------  ------------------

            Total liabilities                                        3,823,927           5,392,290
                                                          ---------------------  ------------------

MINORITY INTEREST                                                    5,270,844             135,830

PARTNERS' CAPITAL:
    General Partner (16622 and 18177 Units)                          2,597,584           2,455,940
    Limited Partners (1833752 and 1634252 Units)                   282,184,742         221,181,356
                                                          ---------------------  ------------------

            Total partners' capital                                284,782,326         223,637,296
                                                          ---------------------  ------------------

                TOTAL                                     $        293,877,097   $     229,165,416
                                                          =====================  ==================

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                    For the three        For the three         For the nine       For the nine
                                                     months ended         months ended         months ended        months ended
                                                    September 30,        September 30,        September 30,       September 30,
                                                         1998                 1997                 1998               1997
                                                   -----------------  ---------------------  -----------------   ----------------
REVENUES:
    Trading (loss) profit:
      Realized                                         $ (2,916,484)           $ 6,904,041       $ 12,907,329        $ 6,058,874
      Change in unrealized                               49,608,048                971,971         31,026,507          4,340,611
                                                   -----------------  ---------------------  -----------------   ----------------

            Total trading results                        46,691,564              7,876,012         43,933,836         10,399,485
                                                   -----------------  ---------------------  -----------------   ----------------

     Interest income                                      3,154,307              3,119,729          9,108,742          9,025,062

                                                   -----------------  ---------------------  -----------------   ----------------
            Total revenues                               49,845,871             10,995,741         53,042,578         19,424,547
                                                   -----------------  ---------------------  -----------------   ----------------

EXPENSES:
    Administrative fees                                     155,388                142,684            423,017            419,333
    Brokerage commissions                                 4,817,019              4,423,211         13,113,522         12,999,316
                                                   -----------------  ---------------------  -----------------   ----------------

            Total expenses                                4,972,407              4,565,895         13,536,539         13,418,649
                                                   -----------------  ---------------------  -----------------   ----------------

    INCOME BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                              44,873,464              6,429,846         39,506,039          6,005,898

    Profit Share Allocation                                     -                  (20,691)               -           (1,006,037)
    Minority Interest                                    (5,136,589)                (2,967)        (5,135,013)            (3,269)
                                                   -----------------  ---------------------  -----------------   ----------------

NET INCOME                                             $ 39,736,875            $ 6,406,188       $ 34,371,026        $ 4,996,592
                                                   =================  =====================  =================   ================

NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                       1,705,868              1,764,077          1,638,537          2,930,179
                                                   =================  =====================  =================   ================

    Net income per weighted average
     General Partner and Limited Partner Unit          $      23.29            $      3.63       $      20.98        $      1.71
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

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
             For the nine months ended September 30, 1998 and 1997
             -----------------------------------------------------

                                      Units              Limited            General          Subscriptions         Total
                                                        Partners            Partner           Receivable
                                 ----------------    ----------------   -----------------  ------------------  ----------------

PARTNERS' CAPITAL,
  December 31, 1996                    1,403,427     $   188,284,065    $     2,038,044    $   (18,248,494)    $   172,073,615

Subscriptions                            409,237          32,927,079            194,570         18,248,494          51,370,143

Net Income                                     -           4,943,078             53,514                  -           4,996,592

Organizational and initial
offering costs recovery                        -             366,712              3,765                  -             370,477

Redemptions                              (88,653)        (11,255,936)                 -                  -         (11,255,936)
                                 ----------------    ----------------   -----------------  ------------------  ----------------

PARTNERS' CAPITAL,
  September 30, 1997                   1,724,011     $   215,264,998    $     2,289,893    $             -     $   217,554,891
                                 ================    ================   =================  ==================  ================


PARTNERS' CAPITAL,
  December 31, 1997                    1,652,429     $   221,181,356    $     2,455,940    $             -     $   223,637,296

Additions                                412,648          55,482,679            101,403                  -          55,584,082

Net Income                                     -          34,017,667            353,359                  -          34,371,026

Redemptions                             (214,703)        (28,496,960)          (313,118)                 -         (28,810,078)
                                 ----------------    ----------------   -----------------  ------------------  ----------------

PARTNERS' CAPITAL,
  September 30, 1998                   1,850,374     $   282,184,742    $     2,597,584    $       -           $   284,782,326
                                 ================    ================   =================  ==================  ================

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership" or the "Fund") as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  NET ASSET VALUE PER UNIT

For financial reporting purposes with respect to the Units, the Partnership deducts organizational and offering costs that are payable to the General Partner in determining the net asset value per unit. For all other purposes (including computing net asset value for redemptions) the Partnership deducted only the organizational and offering reimbursement actually paid. The net asset value per unit was $153.91 and $135.34 for financial reporting purposes and $153.91 and $135.40 for all other purposes at September 30, 1998 and December 31, 1997, respectively.

3.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:

                                    For the three     For the three      For the nine       For the nine
                                      months ended     months ended       months ended        months ended
                                    September 30,     September 30,      September 30,       September 30,
                                         1998              1997              1998               1997
                                   ----------------- -----------------  ----------------   ----------------
Interest rates & Stock indices      $    53,111,092   $    17,654,767    $   49,192,292     $   16,730,861
Commodities                                 658,924        (5,089,416)        2,522,040         (1,265,873)
Currencies                               (4,062,526)       (1,079,442)       (7,134,755)         4,140,905
Energy                                     (774,195)       (4,462,165)        7,055,060        (12,297,240)
Metals                                   (2,241,731)          852,268        (7,700,801)         3,090,832
                                   ----------------- -----------------  ----------------   ----------------
                                    $    46,691,564   $     7,876,012    $   43,933,836     $   10,399,485
                                   ================= =================  ================   ================

The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:


                                          1998                                              1997
                      --------------------------------------------      --------------------------------------------
                         Commitment to            Commitment to            Commitment to            Commitment to
                       Purchase (Futures,         Sell (Futures,         Purchase (Futures,         Sell (Futures,
                      Options & Forwards)      Options & Forwards)      Options & Forwards)      Options & Forwards)
                      -------------------      -------------------      -------------------      -------------------
Interest rate and
  Stock  Indices          $ 2,171,937,543           $  42,080,443          $   926,562,961           $ 351,175,040
Commodities                     7,661,703              39,483,115               21,239,916              27,160,968
Currencies                    582,281,067              89,023,350              199,371,182             390,721,620
Energy                         37,145,864                     -                        -                39,106,920
Metals                          8,697,888              30,545,400               18,503,375              43,958,106
                      --------------------      ------------------      -------------------      ------------------
                          $ 2,807,724,065           $ 201,132,308          $ 1,165,677,434           $ 852,122,654
                      ====================      ==================      ===================      ==================


The contract/notional values of the Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:

                                          1998                                               1997
                      --------------------------------------------       -------------------------------------------
                         Commitment to            Commitment to            Commitment to            Commitment to
                       Purchase (Futures,         Sell (Futures,         Purchase (Futures,         Sell (Futures,
                      Options & Forwards)      Options & Forwards)      Options & Forwards)      Options & Forwards)
                      -------------------      -------------------      -------------------      -------------------
Exchange
   traded              $    2,639,877,786       $     108,615,508        $      791,818,184       $      468,259,393
Non-Exchange
    traded                    167,846,279              92,516,800               373,859,250              383,863,261
                      --------------------      ------------------       -------------------      -------------------
                       $    2,807,724,065       $     201,132,308        $    1,165,677,434       $      852,122,654
                      ====================      ==================       ===================      ===================

The average fair values, based on contract/notional values, of the derivative instruments held or issued as of the end of each calendar month during the nine months ended September 30, 1998 and the year ended December 31, 1997 were as follows:

                                          1998                                              1997
                      --------------------------------------------      -------------------------------------------
                         Commitment to            Commitment to             Commitment to          Commitment to
                       Purchase (Futures,         Sell (Futures,          Purchase (Futures,       Sell (Futures,
                      Options & Forwards)      Options & Forwards)       Options & Forwards)    Options & Forwards)
                      -------------------      -------------------      --------------------    -------------------
Interest rate and
  Stock Indices        $   1,312,717,996        $     402,421,718        $   1,010,667,321      $       263,783,626
Commodities                   11,175,228               38,757,144               25,901,996               21,055,353
Currencies                   360,699,702              428,416,827              395,236,535              484,258,015
Energy                         8,892,252               34,058,368               22,168,532               21,307,623
Metals                        14,019,727               30,368,043                9,266,297               36,089,734
                      -------------------      -------------------      -------------------     --------------------
                       $   1,707,504,905        $     934,022,100        $   1,463,240,681      $       826,494,351
                      ===================      ===================      ===================     ====================

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:

                                      1998                                    1997
                      -----------------------------------     -----------------------------------
                           Gross               Net                 Gross               Net
                        Unrealized         Unrealized           Unrealized          Unrealized
                          Profit             Profit               Profit              Profit
                      ----------------   ----------------     ----------------    ---------------
Exchange
   traded                $ 43,700,570       $ 42,373,186         $ 14,037,333       $ 12,316,384
Non-Exchange
    traded                  4,085,307          1,070,186            8,613,088          2,581,905
                      ----------------   ----------------     ----------------    ---------------
                         $ 47,785,877       $ 43,443,372         $ 22,650,421       $ 14,898,289
                      ================   ================     ================    ===============


Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Performance Summary

JANUARY 1, 1997 TO SEPTEMBER 30, 1997 BY QUARTER

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

July 1, 1997 to September 30, 1997

The fund was profitable in the third quarter of 1997, largely reflecting gains in global interest rates and metals. Positions in currencies, agricultural commodities, energy and stock indices were unprofitable overall.

The third quarter was a period of contrasts, with sharply divergent economic outlooks forming between Asian countries and continental Europe, Britain and the U.S. The world's second largest economy, Japan, moved one step closer to recession. The government reported that gross domestic product contracted 2.9% in the prior quarter, or at an annualized rate of 11.2%, the sharpest quarterly decline in over 25 years. Lon-term government bonds yields fell to 1.86%, their lowest level ever; positions in the Japanese Government bond resulted in gains.

European markets presented a more positive picture. Investors found reasons to be optimistic over the prospect for European Union (EMU): European Union finance ministers had agreed to fix the conversion rates between single-currency countries by May 1998, seven months ahead of the EMU start-up date. Economic forecasts for Germany, France, Italy and Spain were as bright as they had been in nearly a decade; European bond markets rallied on the expectation that EMU membership would be broad based including Italy and Spain and would help push European interest rates lower. Positions in the German, French, Italian and Spanish bond markets were profitable.

Investor faith in a "new era" of uninterrupted economic prosperity in the U.S. sent stocks and the dollar to new highs. The dollar soared to its highest level in four years against the Swiss franc and German mark during the period.

The price of gold slid to an 11-year low during the quarter, following the announcement by the Australian central bank of the sale of two-thirds of its gold reserves; proceeds of the sale were put into bonds denominated in U.S. dollars, Japanese yen and German marks. Increasingly, central banks are viewing gold as a pure commodity rather than as a store of value held as an alternative to currencies. Silver prices moved in tandem with gold, falling to four-year lows. Positions in both metals resulted in gains.


JANUARY 1, 1998 TO SEPTEMBER 30, 1998 BY QUARTER

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

For the period, losses were incurred in positions in most currencies, metals, stock indices and agricultural commodities. These losses more than offset gains in energy markets which, despite interim turbulence, ultimately succumbed to the bearish fundamentals which have pressured prices downward for over nine months. Small gains were also recorded in positions in European interest rates, which continued to decline as markets of the EMU nations converged.

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

April 1, 1998 to June 30, 1998

Investor optimism regarding developments in Japan dissipated rapidly in the second quarter, as economic reports grew bleak. Performance of the Fund reflected the erratic behavior of the markets as investors grappled with the possible impact of a Japanese recession on diverse global markets. Losses were incurred overall in the three month period ended September 30, 1998, despite strong gains realized in May.

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

July 1, 1998 to September 30, 1998

The Fund recorded strong gains during the quarter capitalizing for the most part on trending opportunities in interest rate and agricultural commodity markets worldwide in the majority of the Fund's programs, reversing the modest losses experienced in the first half of the year. This favorable performance for the quarter was in direct contrast with the performance of world equity markets, which were down substantially.

Worldwide economic turmoil was the focus of investors during the quarter.
Global investor uncertainty, the Russian default on its debt, decline in financial market liquidity, fears of recession, commodity deflation and a flight to quality, all contributed to the development of trends in key markets. Chief among these trends were the rising government bond markets, particularly in Germany and the U.S., where yields which move in the opposite direction to prices fell to historic lows. Positions in this sector resulted in substantial gains for the quarter.

Prices for agricultural commodities continued to be pressured downward by reduced demand from emerging markets as well as expectations of large crops from producer nations, the result of nearly ideal growing conditions. Corn and sugar prices plummeted to 11-year lows on the bearish fundamentals; positions in both commodities were profitable as were positions in wheat, cocoa, soybeans, soybean oil and meal, offsetting losses in other commodities traded.

Currencies afforded fewer opportunities for profit. The U.S. dollar, rangebound against the Japanese yen for much of the quarter, began a steep decline in September, as Japanese officials renewed their threats of intervention in the currency markets and prospects for passage of a bank reform bill in Parliament improved. The German mark rose against its major counterparts, including the dollar which suffered from its association with the declining U.S. equity market. Trends in other currencies also shifted, negatively impacting positions taken.

On balance for the quarter, profitable positions in interest rates and agricultural commodities more than offset losses in currencies, metals and stock indices. Performance in energy markets was mixed.

                      MONTH-END NET ASSET VALUE PER UNIT

        Jan        Feb        Mar       Apr.        May       Jun.        Jul        Aug        Sep
------------------------------------------------------------------------------------------------------
1997   $126.87    $126.83    $126.92    $126.34    $122.41    $122.74    $131.47    $127.12    $126.28
------------------------------------------------------------------------------------------------------
1998   $133.35    $132.47    $133.48    $133.35    $134.18    $132.11    $130.50    $143.13    $153.91
------------------------------------------------------------------------------------------------------

Year 2000 Compliance
--------------------

  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results
of operations, or financial condition.   This effect could include disruption of
normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

  In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

  Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

  Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

  Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

European Economic and Monetary Union ("EMU")
--------------------------------------------

  As of January 1, 1999, the "euro" will be adopted as the common legal currency of participating member states of the EMU. The euro and participating member currencies will co-exist through July 1, 2002, with the euro gradually replacing member national currencies. The introduction of and conversion to the euro is expected to have significant implications for the business, as well as the computer systems and operational processes, of Merrill Lynch.

  The introduction of the euro will bring about fundamental changes in the structure and nature of the European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase. Merrill Lynch does not expect the introduction of the euro to have a negative effect on its business, currency risk, or competitive positioning in the European markets. The International Swaps and Derivatives Association, Inc. has established an EMU protocol agreement that parties to derivatives contracts may use to amend their agreements to ensure continuity of contract during the conversion period. Merrill Lynch is a party to this protocol agreement.

  Merrill Lynch's program to address the introduction of and conversion to the euro and the associated systems and operational implications and challenges has been divided into three phases: analysis, mobilization, and implementation. The analysis phase began in the third quarter of 1997 and focused upon analyzing the likely implications of the EMU and assessing the operational and systems impact on Merrill Lynch. During this phase, a database containing the primary compliance challenges of the EMU was developed, and working groups were established to drive the EMU preparation effort within the different product lines and principal operating locations. The mobilization phase began in the fourth quarter of 1997 and focused upon developing project plans and establishing an organizational and project structure to address various business requirements. The implementation phase, which began in December 1997, is concerned with implementing the operational and systems changes identified as necessary to ensure Merrill Lynch's compliance with EMU. The implementation phase is expected to continue into the first quarter of 1999 to resolve any post-conversion issues.

  With respect to operational and systems matters, the introduction of the euro will affect all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch systems or procedures that handle such securities or cash may require modification. The procedural and systems modifications that Merrill Lynch has identified as necessary for conversion to the euro include, but are not limited to, such activities as:

 . modification of application systems to enable the systems to recognize and process the euro on an ongoing basis;

 . conversion of data, which will require updates to master files to reflect redenomination;

 . alteration of transaction data that includes converting trading and cash positions from member currency to the euro;

 . procedural modifications to reflect the replacement of member currency bank accounts and settlement instructions with euro equivalents; and

 . development of the capability for certain business functions to translate member currencies into euro at a fixed exchange rate until July 2002.

  The introduction of the euro exposes Merrill Lynch to operational and systems risks in that the necessary systems modifications will affect clearance, settlement, and financial reporting of transactions. If not handled correctly, these modifications could result in failed trades and other improper accounting for transactions.

  The success of Merrill Lynch's euro conversion efforts also is dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (for example, securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors. Merrill Lynch will monitor risks associated with third parties on a regular basis, including, for example, performing assessments of counterparties' readiness.

  In anticipation of the introduction of the euro, the financial authorities and securities exchanges of certain of the EMU member states are conducting market tests to assess euro-conversion readiness. Merrill Lynch is participating in such testing procedures as required, and to date the outcome of each of those tests has been satisfactory. In addition to participating in the testing procedures of the EMU member states' financial authorities and securities exchanges, Merrill Lynch also is implementing its own internal testing procedures, including four systemwide practice sessions, to prepare for the conversion. The purpose of these practice sessions is to better ensure that the conversion plans are comprehensive and that the schedule is acceptable. The results of such practice sessions will be evaluated and used to identify those areas in which further modification or remediation is necessary. While Merrill Lynch will engage in these testing procedures, certain elements of the conversion process can only be undertaken for the first time during the conversion. Accordingly, there can be no assurances that the tests will identify all system deficiencies and necessary modifications prior to the conversion.

  Due to the unprecedented scale of change, including the volume and magnitude of transactions affected and the number of third parties involved, market participants are anticipating a period of some disruption immediately following the conversion. Merrill Lynch has developed, and is continuing to develop, contingency plans in an effort to reduce the impact of such disruptions on its business.

  As of the end of the 1998 third quarter, the total estimated expenditures associated with the introduction of and conversion to the euro are expected to be approximately $79 million, of which approximately $20 million is remaining (of these amounts, $71 million and $19 million, respectively, pertain to 1998). These remaining expenditures are expected to be spent on EMU compliance efforts and project administration. Merrill Lynch expects to become fully EMU-compliant during the 1998 fourth quarter.

  Merrill Lynch believes that it has identified and evaluated those systems and operational modifications necessary for the conversion to the euro and is in the process of implementing the identified modifications. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all necessary modifications will be identified and renovated on a timely basis, that all modification efforts will be successful, or that all third parties with whom Merrill Lynch's operations interface will be EMU-ready. In addition, there can be no assurance that the remaining euro conversion expenditures will not exceed those anticipated by Merrill Lynch at this time or that the expenditures associated with the conversion efforts and the possible failure of such conversion efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending proceedings to which the Partnership or the General Partner is a party.

Item 2. Changes in Securities and Use of Proceeds

              (a) None.
              (b) None.
              (c) None.
              (d) The Fund registered $464,840,000 of limited partnership interest. The Fund has sold 2,383,291 Units of limited partnership interest, with an aggregate price of $253,544,224.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        There are no exhibits required to be filed as part of this report.

        (b)  Reports on Form 8-K

    There were no reports on Form 8-K filed during the first nine months of fiscal 1998.

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



                            ML JWH STRATEGIC ALLOCATION FUND L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  November 11, 1998    By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date: November 11, 1998     By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer