Form 10-K405
period 1998-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1999-03-31
CIK 1005177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                   (x) Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1998
                                       or
                 ( ) Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-28928

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              13-3887922
       -------------------------------           -------------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                        Merrill Lynch World Headquarters
                             World Financial Center
                         South Tower, New York, NY 10080
                         -------------------------------
                    (Address of principal executive offices)

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
                                              Yes   X          No
                                                 -------          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: as of February 1, 1999, limited partnership units with an aggregate net asset value of $309,901,936 were held by non-affiliates.

                       Documents Incorporated by Reference

The registrant's "1998 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1998, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                       ANNUAL REPORT FOR 1998 ON FORM 10-K


                                Table of Contents
                                -----------------


                                                       PART I                                                  PAGE
                                                       ------                                                  ----

Item 1:    Business ..............................................................................................1

Item 2:    Properties ...........................................................................................22

Item 3:    Legal Proceedings ....................................................................................22

Item 4:    Submission of Matters to a Vote of Security Holders ..................................................23


                                                       PART II
                                                       -------

Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters ................................23

Item 6:    Selected Financial Data ..............................................................................24

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations ................26

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk ...........................................30

Item 8:    Financial Statements and Supplementary Data ..........................................................36

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................37


                                                       PART III
                                                       --------

Item 10:  Directors and Executive Officers of the Registrant ....................................................37

Item 11:  Executive Compensation ................................................................................39

Item 12:  Security Ownership of Certain Beneficial Owners and Management ........................................39

Item 13:  Certain Relationships and Related Transactions ........................................................40


                                                       PART IV
                                                       -------

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................................41

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

                  Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") is the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Partnership within parameters established by MLIP (for which MLAM assumes no responsibility). The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker and MLAM are each indirect wholly-owned subsidiaries of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch").

                  JWH has been the sole trading advisor for the Fund since inception. JWH manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $2.2 billion in client capital as of December 31, 1998.

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

                  As of December 31, 1998, the aggregate Net Asset Value of the Fund was $314,512,911, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $154.34.

                  Through December 31, 1998, the highest month-end Net Asset Value per Unit was $155.19 (October 31, 1998) and the lowest $98.89 (August 31,
1996).

         (b)      Financial Information about Segments:
                  ------------------------------------

                  The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

          (c)     Narrative Description of Business:
                  ---------------------------------

                  General

                  The Fund trades in the international futures, options on futures and forward markets applying the multiple proprietary trading strategies ("Programs") of JWH. In managing the Fund's trading, JWH uses its "JWH Strategic Allocation Program" in which JWH selects, and allocates and reallocates Fund assets in any different combinations of, its JWH Programs. The Fund's primary objective is achieving, through speculative trading, substantial long-term capital appreciation. At the same time, the use of multiple JWH Programs has the potential to reduce the expected volatility and risk of loss which would typically be associated with the use of any single Program.

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

                  JWH Trading Programs. JWH's eleven active Programs are all
                  --------------------
available to the JWH Strategic Allocation Program. As of December 31, 1998, eight Programs were being used for the Fund.

                  A number of factors -- including recent trading performance, market sector opportunities, overall economic conditions, range of markets traded, volatility, inter-Program correlation and inter-Program market overlap -- affect JWH's Program selection. Some of these are Program-specific; others relate to general market conditions.

                  The Fund's Programs as of December 31, 1998 provide exposure to a wide range of markets, using different quantitative filters.


                                                      % of
                                                   Fund Assets
                                                 ----------------
            Original Investment Program                     20.0%
            JWH Global Analytics /TM/ Family                17.5
            Global Financial Portfolio                      15.0
            G-7 Currency Portfolio                          12.5
            Financial and Metals Portfolio                  12.5
            Global Diversified Portfolio                    10.0
            Dollar Program                                   7.5
            Worldwide Bond Program                           5.0
                                                 ----------------
                                                           100.0%
                                                 ================

------------------------------------------------------------------------------
Average Compounded Annualized Rates of Return**
------------------------------------------------------------------------------
                                                     January 1, 1994-
------------------------------------------------------------------------------
Name of Program                                      December 31, 1998
---------------                                      -----------------
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Financial and Metals Portfolio                       16.0%
------------------------------------------------------------------------------
Original Investment Program                          15.7
------------------------------------------------------------------------------
Global Diversified Portfolio                         16.4
------------------------------------------------------------------------------
Global Financial Portfolio                           13.3   (6/1/94-12/31/98)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
International Foreign Exchange Program               17.3
------------------------------------------------------------------------------
G-7 Currency Portfolio                               10.7
------------------------------------------------------------------------------
JWH GlobalAnalytics/TM/ Family of Programs*          25.0   (6/1/97-12/31/98)
------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------
International Currency and Bond Portfolio            16.8
------------------------------------------------------------------------------
The World Financial Perspective                      13.3
------------------------------------------------------------------------------
Dollar Program*                                       5.8   (7/1/96-12/31/98)
------------------------------------------------------------------------------
Worldwide Bond Program*                              21.3   (7/1/96-12/31/98)
------------------------------------------------------------------------------

                  * The Average Compounded Annualized Rate of Return for these programs reflects the actual performance of all client accounts traded pursuant to the same methodology. Performance is derived from (1) the program's composite performance from inception until May 7, 1998 and (2) the performance of JWH's Exclusive Fund Accounts from May 8, 1998 through December 31, 1998.

                  ** This number is the Compound Annual Rate of Return for this Program as calculated by compounding the monthly rates of return over the number of periods in a given year. For example, each month's monthly rate of return in hundredths is added to one (1) and the result is multiplied by the previous month's compounded monthly rate of return similarly expressed. One (1) is then subtracted from the product. For periods of less than one year, the results are year to date. Average Compounded Annualized Rate of Return is similarly calculated except that before subtracting one (1) from the product, the product is exponentially changed by the factor of one (1) divided by the number of years of the Program's performance record and then one (1) is subtracted.

The following are brief summaries of the active JWH Programs.

------------------------------------------------------------------------------
Financial and Metals Portfolio                         Assets Managed
                                                       January 1, 1999
------------------------------------------------------

------------------------------------------------------------------------------
Program Composition:                                   $1.182 billion
------------------------------------------------------------------------------
Global Interest Rates
------------------------------------------------------------------------------
Global Stock Indices
------------------------------------------------------------------------------
Foreign Exchange
------------------------------------------------------------------------------
Precious Metals
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Worst Monthly Decline on
------------------------------------------------------------------------------
  an Individual Account Basis:                         (10.1)% (2/96)
------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
------------------------------------------------------------------------------
  on an Individual Account Basis:                      (30.5)% (6/94-1/95)
------------------------------------------------------------------------------
1998 Compound Annual Rate of Return:                     7.2%
------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                    15.2%
------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                    29.7%
------------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                    38.5%
------------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                    (5.3%)
------------------------------------------------------------------------------
Average Compounded Annualized Rate of                   16.0%
Return since January 1994:
------------------------------------------------------------------------------

                  The Financial and Metals Portfolio seeks to identify and capitalize on intermediate and long-term price movements in global financial and precious metals markets. If a trend is identified, the program attempts to take a position; in nontrending market environments, the program may remain neutral or liquidate open positions. Historically, the program has had a low statistical correlation to the S&P 500.

                  Currency positions are traded primarily in the interbank market and occasionally on futures exchanges, and may be held both as outrights -- positions taken in foreign currencies versus the U.S. dollar -- and cross rates -- foreign currencies against each other. This program began trading client capital in October 1984.

-------------------------------------------------------------------------------
Original Investment Program                            Assets Managed
                                                       January 1, 1999

-------------------------------------------------------------------------------
Program Composition:                                   $405 million
-------------------------------------------------------------------------------
Global Interest Rates
-------------------------------------------------------------------------------
Global Stock Indices
-------------------------------------------------------------------------------
Foreign Exchange
-------------------------------------------------------------------------------
Fiber
-------------------------------------------------------------------------------
Energy
-------------------------------------------------------------------------------
Softs
-------------------------------------------------------------------------------
Grains
-------------------------------------------------------------------------------
Precious and Base Metals
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Worst Monthly Decline on
-------------------------------------------------------------------------------
  an Individual Account Basis:                        (16.3%) (10/94)
-------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
-------------------------------------------------------------------------------
  on an Individual Account Basis:                     (31.0%) (7/94-10/94)
-------------------------------------------------------------------------------
1998 Compound Annual Rate of Return:                   10.8%
-------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                    5.7%
-------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                   22.6%
-------------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                   53.2%
-------------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                   (5.7%)
-------------------------------------------------------------------------------
Average  Compounded  Annualized  Rate of Return        15.7%
since January 1994:
-------------------------------------------------------------------------------

                  The Original Investment Program seeks to capitalize on long-term trends in a broad spectrum of worldwide financial and nonfinancial futures markets. The program always maintains a position -- long or short -- in every market traded. Historically, it has had a low statistical correlation to the S&P 500.

                  In 1992, a broad research effort was initiated to enhance the risk-reward ratios of the Original Investment Program, without changing its fundamental trading approach. Except for the removal of a few markets traded, the program had remained virtually unchanged from its inception in 1982 through the middle of 1992. After extensive testing, a number of strategic adjustments were made beginning in July 1992: global markets were added; sector allocations were shifted, with greater weighting given to financial markets; some contracts which had become too illiquid to support sizeable assets were eliminated; and overall position size relative to account equity was reduced. The quantitative model underlying the program was not changed. This program began trading client capital in October 1982.

-------------------------------------------------------------------------------
Global Diversified Portfolio                           Assets Managed
                                                       January 1, 1999
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Program Composition:                                   $202 million
-------------------------------------------------------------------------------
Global Interest Rates
-------------------------------------------------------------------------------
Global Stock Indices
-------------------------------------------------------------------------------
Foreign Exchange
-------------------------------------------------------------------------------
Fiber
-------------------------------------------------------------------------------
Energy
-------------------------------------------------------------------------------
Softs
-------------------------------------------------------------------------------
Grains
-------------------------------------------------------------------------------
Precious and Base Metals
-------------------------------------------------------------------------------
Worst Monthly Decline on
-------------------------------------------------------------------------------
  an Individual Account Basis:                        (11.2%) (2/96)
-------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
-------------------------------------------------------------------------------
  on an Individual Account Basis:                     (24.1%) (6/95-10/95)
-------------------------------------------------------------------------------
1998 Compound Annual Rate of Return                    23.6%
-------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                    3.3%
-------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                   26.9%
-------------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                   19.6%
-------------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                   10.1%
-------------------------------------------------------------------------------
Average Compounded Annualized Rate of Return
since January 1994:                                    16.4%
-------------------------------------------------------------------------------

                  The Global Diversified Portfolio seeks to capitalize on long-term price movements a broad spectrum of financial and non-financial markets. The program does not maintain continuous positions and, in fact, may take a neutral stance if a long-term trend fails to develop or during periods of nontrending markets. Historically, the program has had a low statistical correlation to the S&P 500. The Global Diversified Portfolio began trading client capital in June 1988.


-------------------------------------------------------------------------------
                                                     Assets Managed
                                                     January 1, 1999
Global Financial Portfolio
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Program Composition:                                 $158 million
-------------------------------------------------------------------------------
Global Interest Rates
-------------------------------------------------------------------------------
Global Stock Indices
-------------------------------------------------------------------------------
Foreign Exchange
-------------------------------------------------------------------------------
Energy
-------------------------------------------------------------------------------
Precious Metals
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Worst Monthly Decline on
-------------------------------------------------------------------------------
  an Individual Account Basis:                       (19.5%) (11/94)
-------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
-------------------------------------------------------------------------------
  on an Individual Account Basis:                    (48.9%) (7/94-1/95)
-------------------------------------------------------------------------------
1998 Compound Annual Rate of Return                    9.9%
-------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                   4.9%
-------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                   32.4%
-------------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                   86.2%
-------------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                  (37.7%) (7 mos.)
-------------------------------------------------------------------------------
Average Compounded Annualized Rate of Return           13.3%
Since Inception in June 1994:
-------------------------------------------------------------------------------

                  The Global Financial Portfolio seeks to identify and capitalize on long-term price movements in a small group of energy, metals, and financial markets. The program always maintains a position -- long or short -- in every market traded. Historically, the program has had a low statistical correlation to the S&P 500.

                  This program began in April 1992 with one proprietary account which composed the entire performance record through May 1994. The actual historical performance of the account has been retroactively adjusted on a pro forma basis to reflect the approximate interest income, management fee, incentive fee, and brokerage commissions. This program began trading client capital in June 1994.


--------------------------------------------------------------------------------
                                                     Assets Managed
                                                     January 1, 1999
G-7 Currency Portfolio
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Program Composition:                                 $96 million
--------------------------------------------------------------------------------
Foreign Exchange
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Worst Monthly Decline on
--------------------------------------------------------------------------------
  an Individual Account Basis:                       (12.3%) (11/94)
--------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
--------------------------------------------------------------------------------
  on an Individual Account Basis:                    (31.4%) (10/92-1/95)
--------------------------------------------------------------------------------
1998 Compound Annual Rate of Return:                  (4.8%)
--------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                  21.0%
--------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                  14.5%
--------------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                  32.2%
--------------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                  (4.9%)
--------------------------------------------------------------------------------
Average Compounded Annualized Rate of Return
Since January 1994:                                   10.7%
--------------------------------------------------------------------------------

                  The G-7 Currency Portfolio seeks to identify and capitalize on intermediate and long-term price movements in the highly liquid currencies of the Group of Seven Industrialized nations and Switzerland. The program attempts to take a position if a trend is identified, and takes a neutral stance during periods of nontrending markets. Historically, the program has had a low statistical correlation to the S&P 500.

                  Not all of the G-7 currencies are traded at all times. Forward positions are primarily taken on the interbank market as outrights against the U.S. dollar, or as cross rates, which reduces dependence on the U.S. dollar. G-7 began trading client capital in February 1991.

-----------------------------------------------------------------------------

International Foreign                                 Assets Managed
Exchange Program
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Program Composition:                                 $92 million
-----------------------------------------------------------------------------
Foreign Exchange
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Worst Monthly Decline on
-----------------------------------------------------------------------------
  an Individual Account Basis:                        (8.3%) (5/97)
-----------------------------------------------------------------------------
Worst Peak-to-Valley Decline
-----------------------------------------------------------------------------
  on an Individual Account Basis:                    (35.9%) (9/92-1/95)
-----------------------------------------------------------------------------
1998 Compound Annual Rate of Return                   14.0%
-----------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                  71.1%
-----------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                   3.7%
-----------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                  16.9%
-----------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                  (6.3%)
-----------------------------------------------------------------------------
Average Compounded Annualized Rate of Return
Since January 1994:                                   17.3%
-----------------------------------------------------------------------------

                  The International Foreign Exchange Program ("Forex") seeks to identify and capitalize on intermediate and long-term price movements in a broad range of major and minor currencies on the interbank market. Forex attempts to take a position if a trend is identified, and takes a neutral stance if long-term trends fail to continue or during periods of nontrending markets. Historically, the program has had a low statistical correlation to the S&P 500.

                  Positions are taken as outrights against the U.S. dollar, or cross rates, which eliminates dependence on the dollar. This program began trading client capital in August 1986.


-----------------------------------------------------------------------------
                                                     Approximate
JWH GlobalAnalytics/TM/                              Assets Managed
Family of Programs*
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Program Composition:                                 $86 million
-----------------------------------------------------------------------------
Global Interest Rates
-----------------------------------------------------------------------------
Global Stock Indices
-----------------------------------------------------------------------------
Foreign Exchange
-----------------------------------------------------------------------------
Energy
-----------------------------------------------------------------------------
Softs, Grains, Fiber
-----------------------------------------------------------------------------
Precious Metals
-----------------------------------------------------------------------------
Worst Monthly Decline on
-----------------------------------------------------------------------------
  an Individual Account Basis:                       (5.0)% (4/98)
-----------------------------------------------------------------------------
Worst Peak-to-Valley Decline
-----------------------------------------------------------------------------
  on an Individual Account Basis:                    (5.0)% (4/98)
-----------------------------------------------------------------------------
1998 Compound Annual Rate of Return                  (3.6) (5 mos.)
-----------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                 17.6% (7 mos.)
-----------------------------------------------------------------------------
Average Compounded  Annualized Rate of Return since
inception in June 1997:                               6.2% (7/96-5/98)
-----------------------------------------------------------------------------

                  JWH GlobalAnalytics/TM/ Family of Programs seeks to identify and invest in a wide range of price trends -- from very short to exceptionally long term. The firm's most broadly diversified investment program, JWH GlobalAnalytics remains neutral if no substantive trends are apparent, and builds or reduces positions over time as the system indicates.

                  Introduced in June 1997, JWH GlobalAnalytics is the result of extensive research and testing by the firm. Unlike other JWH programs, which invest in intermediate and long-term price movements, JWH GlobalAnalytics integrates a wide variety of trend identification methodologies into a single, broadly diversified investment portfolio or family of programs. It invests in both financial and commodity markets, including certain energy and agricultural contracts not available through other JWH investment programs.

                  *The performance data for this program is only through May 7, 1998. The program continues to operate, but only as a portion of the Fund and its offshore counterpart, ML JWH Strategic Allocation Fund Ltd. For performance information subsequent to May 7, 1998, please see the Exclusive Fund Accounts.


----------------------------------------------------------------------------
                                                   Approximate
                                                   Assets Managed
Dollar Program*
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Program Composition:                               $40 million
----------------------------------------------------------------------------
Foreign Exchange
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Worst Monthly Decline on
----------------------------------------------------------------------------
 an Individual Account Basis:                       (8.4%) (5/97)
----------------------------------------------------------------------------
Worst Peak-to-Valley Decline
----------------------------------------------------------------------------
  on an Individual Account Basis:                  (11.6%) (5/97-9/97)
----------------------------------------------------------------------------
1998 Compound Annual Rate of Return:                (5.0%) (5 mos.)
----------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                 6.8%
----------------------------------------------------------------------------
1996 Compound Rate of Return:                       10.6% (6 mos.)
----------------------------------------------------------------------------
Average Compounded Annualized Rate of Return:        6.2% (7/96-5/98)
----------------------------------------------------------------------------

                  The Dollar Program seeks to identify and capitalize on intermediate and long-term price movements in the foreign exchange sector, trading major currencies against the U.S. dollar (outright trading).
The program may employ a neutral stance during periods of nontrending markets.

                  The program trades the Japanese yen, Euro, Swiss franc and British pound. Because this program invests in a limited number of contracts, it may experience greater volatility than other JWH foreign exchange programs.

                  This program began in June 1994 with one proprietary account which composed the entire performance record through June 1996. The actual historical performance of the account has been retroactively adjusted on a pro forma basis to reflect the approximate interest income, management fee, incentive fee, and brokerage commission of the program currently offered.

                  *The performance data for this program is only through May 7, 1998. The program continues to operate, but only as a portion of the Fund and its offshore counterpart, ML JWH Strategic Allocation Fund Ltd. For performance information subsequent to May 7, 1998, please see the Exclusive Fund Accounts.

------------------------------------------------------------------------------
                                                     Assets Managed
The World Financial                                  January 1, 1999
Perspective
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Program Composition:                                 $30 million
------------------------------------------------------------------------------
Global Interest Rates
------------------------------------------------------------------------------
Global Stock Indices
------------------------------------------------------------------------------
Foreign Exchange
------------------------------------------------------------------------------
Energy
------------------------------------------------------------------------------
Precious Metals
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Worst Monthly Decline on
------------------------------------------------------------------------------
  an Individual Account Basis:                       (11.7%) (2/94)
------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
------------------------------------------------------------------------------
  on an Individual Account Basis:                    (25.9%) (7/94-1/95)
------------------------------------------------------------------------------
1998 Compound Annual Rate of Return                    7.2%
------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                  10.4%
------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                  40.9%
------------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                  32.2%
------------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                 (15.2%)
------------------------------------------------------------------------------
Average Compounded  Annualized Rate of Return since
January 1994:                                         13.3%
------------------------------------------------------------------------------

                  The World Financial Perspective seeks to capitalize on long-term price movements in financial, metals and energy markets and holds positions from multiple currency perspectives, including the British pound, Euro, Japanese yen, Swiss franc and U.S. dollar. The program always maintains a position -- long or short -- in every market traded. Historically, the program has had a low statistical correlation to the S&P 500.


-------------------------------------------------------------------------------
                                                       Assets Managed
International Currency                                 January 1, 1999
and Bond Portfolio
-------------------------------------------------------------------------------
Program Composition:                                   $28 million
-------------------------------------------------------------------------------
Foreign Exchange
-------------------------------------------------------------------------------
Global Interest Rates
-------------------------------------------------------------------------------
Worst Monthly Decline on
-------------------------------------------------------------------------------
  an Individual Account Basis:                        (7.8)% (7/94)
-------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
-------------------------------------------------------------------------------
  on an Individual Account Basis:                    (23.6)% (7/94-1/95)
-------------------------------------------------------------------------------
1998 Compound Annual Rate of Return                    16.1%
-------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                   17.0%
-------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                   19.9%
-------------------------------------------------------------------------------
1995 Compound Annual Rate of Return:                   36.5%
-------------------------------------------------------------------------------
1994 Compound Annual Rate of Return:                   (2.3)%
-------------------------------------------------------------------------------
Average  Compounded  Annualized  Rate of Return
since January 1994:                                    16.8%
-------------------------------------------------------------------------------

                  The International Currency and Bond Portfolio seeks to identify and capitalize on intermediate and long-term price movements in the world's bond and foreign exchange markets. If a trend is identified, the program will take a position; in nontrending market environments, the program may liquidate positions and remain neutral. Historically, ICB has had a low statistical correlation with the S&P 500.

                  Using a more conservative approach to position size in relation to account equity than in other JWH programs, ICB targets currencies and the long-term portion of interest rates of major industrialized nations. Foreign exchange positions are held both as outrights -- positions taken in foreign currencies versus the U.S. dollar -- and cross rates -- foreign currencies traded against each other. ICB began trading client capital in January 1993.


------------------------------------------------------------------------------
                                                     Assets Managed
                                                     January 1, 1999
Worldwide Bond Program*
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Program Composition:                                 $23 million
------------------------------------------------------------------------------
Interest Rates
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Worst Monthly Decline on
------------------------------------------------------------------------------
  an Individual Account Basis:                       (3.8%) (4/97)
------------------------------------------------------------------------------
Worst Peak-to-Valley Decline
------------------------------------------------------------------------------
  on an Individual Account Basis:                    (6.2%) (12/96-5/97)
------------------------------------------------------------------------------
1998 Compound Annual Rate of Return                   0.4%  (5 mos.)
------------------------------------------------------------------------------
1997 Compound Annual Rate of Return:                  9.5%
------------------------------------------------------------------------------
1996 Compound Annual Rate of Return:                 17.8% (6 mos.)
------------------------------------------------------------------------------
Average Compounded  Annualized Rate of Return since
inception in July 1996:                              14.0%
------------------------------------------------------------------------------

                  The Worldwide Bond Program ("WWB") seeks to capitalize on intermediate and long-term trends by investing through financial futures in the long-term portion of global interest rate markets. The program may take a neutral stance during periods of nontrending markets. Historically, the program has had a low statistical correlation with the S&P 500.

                  Although WWB concentrates in one sector, diversification is achieved by trading futures contracts on the interest rate instruments of numerous countries, including the U.S. 30-year bond, U.S. 10-year note, British long gilt, the French, German and Italian bonds and Australian 10-year bond. The program also takes smaller position sizes compared to other JWH programs that participate in multiple market sectors.

                  This program began in October 1994 with one proprietary account which composed the entire performance record through June 1996. The actual historical performance of the account has been retroactively adjusted on a pro forma basis to reflect the approximate interest income, management fee, incentive fee, and brokerage commission of the program currently offered. WWB began trading client capital in July 1996.

                  * The performance data for this program is only through May 7, 1998. The program continues to operate, but only as a portion of the Fund and its offshore counterpart, ML JWH Strategic Allocation Fund Ltd. For performance information subsequent to May 7, 1998, please see the Exclusive Fund Accounts.

                                   -----------
Exclusive Fund Accounts

         Pursuant to JWH's Strategic Allocation Program, which is currently the subject of an exclusivity arrangement with the Fund and its offshore counterpart (the "Exclusive Fund Accounts"), JWH can make various discretionary trading adjustments for the accounts of those Exclusive Fund Accounts, including ongoing allocations and reallocations of fund assets among the investment programs and periodic trading leverage adjustments. As a result of a change made to these Exclusive Fund Accounts on May 8, 1998, these programs have traded differently from the other accounts in the respective JWH investment program. Capsule performance records for these programs are set forth below. Because of the exclusivity agreement related to the Strategic Allocation Program, these modified programs are not currently available for investment by other clients.

                                              JOHN W. HENRY & COMPANY, INC. PROGRAMS
                                                      EXCLUSIVE FUND ACCOUNTS
                                                     May 1998 - December 1998
                     -------------------------------------------------------------------------------------------
    Name of Program:    Financial and         Original           Global      Global Financial    G-7 Currency
                      Metals Portfolio       Investment       Diversified        Portfolio        Portfolio
                          Exclusive      Program Exclusive     Portfolio         Exclusive        Exclusive
                                                               Exclusive

                     -------------------------------------------------------------------------------------------
    Aggregate Assets
          (excluding
  "notional" equity)
         in Program:     $62 million        $103 million      $49 million       $79 million      $59 million
                     -------------------------------------------------------------------------------------------
       Worst Monthly
       Decline on an
  Individual Account
              Basis:    (8.6)% (11/98)     (12.0)% (11/98)    (9.3)% (10/98)   (8.7)% (11/98)    (8.6)% (11/98)
                     -------------------------------------------------------------------------------------------
               Worst
      Peak-to-Valley
             Decline
    on an Individual       (11.7)%        (12.0)% (11/98)       (12.2)%       (8.7)% (11/98)       (10.0)%
      Account Basis:    (10/98-11/98)                        (10/98-11/98)                      (11/98-12/98)*
                     -------------------------------------------------------------------------------------------
  Average Compounded
          Annualized
     Rate of Return:         N/A                N/A               N/A               N/A              N/A
                     -------------------------------------------------------------------------------------------
       1998 Compound
      Annual Rate of        33.5%              20.2%             39.7%             18.4%             0.7%
             Return:      (8 mos.)            (8 mos.)          (8 mos.)         (8 mos.)          (8 mos.)
----------------------------------------------------------------------------------------------------------------
                     -----------------------------------------------------
    Name of Program:  Worldwide Bond         JWH         Dollar Program
                     Program Exclusive Global-Analytics(TM)    Exclusive
                                          Family of
                                           Programs
                                          Exclusive
                     -----------------------------------------------------
    Aggregate Assets
          (excluding
  "notional" equity)
         in Program:    $25 million      $86 million       $38 million
                     -----------------------------------------------------
       Worst Monthly
       Decline on an
  Individual Account
              Basis: (7.0)% (10/98)    (5.8)% (11/98)   (7.2)% (11/98)
                     -----------------------------------------------------
               Worst
      Peak-to-Valley
             Decline
    on an Individual      (7.4)%            (6.1)%       (7.2)% (11/98)
      Account Basis:   (10/98-11/98)    (10/98-11/98)
                     -----------------------------------------------------
  Average Compounded
          Annualized
     Rate of Return:        N/A              N/A               N/A
                     -----------------------------------------------------
       1998 Compound
      Annual Rate of       25.9%            25.5%             2.7%
             Return:     (8 mos.)          (8 mos.)         (8 mos.)
--------------------------------------------------------------------------

* This program is currently in a drawdown the valley of which has not yet been reached.

JWH Program Selection
---------------------

                  JWH's eleven active programs are all available to the JWH Strategic Allocation Program. As of January 1, 1999, eight programs -- listed above at page 2 -- were being used for the Fund.

                  The Strategic Allocation Program is not a systematic or even a formalized strategy for selecting combinations of JWH programs. On the contrary, program selections and the size of the allocations among them are made entirely by the subjective, collective judgment of certain JWH principals. From time to time, these principals consider a wide range of different factors in deciding which programs to use for the Fund. There is no way to predict which programs will be used or what allocation of the Fund's assets will be made among the various programs chosen at any given time or over time. It is also not possible to predict which factors the JWH principals may consider in selecting any individual program or program combination.

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

Markets Traded
--------------

         The JWH Programs trade in the futures, forward and spot markets, emphasizing currencies and financial instruments, and the Fund trades in major sectors of the global economy, including but not limited to:

                                                       Currencies
                               Australian Dollar            Malaysian Ringitt*
                               British Pound                New Zealand Dollar*
                               Canadian Dollar*             Norwegian Krone
                               Danish Krone*                Singapore Dollar*
                               Euro                         South African Rand*
                               Hong Kong Dollar             Swedish Krone*
                               Japanese Yen                 Swiss Franc

                                                 Financial Instruments

                   Australian (90-day) Bank Bills                   French PIBOR
                   Australian (3-year and 10-year) Treasury Bonds   German Bonds
                   Canadian Bonds*                                  Italian bonds
                   Eurobibor                                        Japanese Bonds
                   Eurodollar                                       Spanish Bonds*
                   Eurolibor                                        Spanish MIBOR
                   Eurolira                                         U.K. Long "Gilts"
                   Euroswiss                                        U.K. Short Sterling
                   Euroyen                                          U.S. 10-year Treasury Notes
                   French Notionnel Bonds                           U.S. Treasury Bonds

                                     Stock Indices

                          Australian All Ordinaries Index*    FTSE 100 (UK)
                          CAC 40 Stock Index (France)*        New York Composite*
                          DAX (German)*                       Nikkei 225 Index (Japan)
                                                              S&P 500 Stock Index*

                                        Metals

                          Aluminum*                           Palladium*
                          Copper                              Platinum*
                          Gold                                Silver
                          Lead*                               Tin*
                          Nickel*                             Zinc*

                                 Agricultural Products

                          Cattle*                             Orange Juice*
                          Cocoa                               Soybeans
                          Coffee                              Soymeal
                          Corn                                Soy Oil
                          Cotton                              Sugar
                          Hogs*                               Wheat*
                          Lumber*

                                        Energy

                          Crude Oil                           No. 2 Heating Oil
                          Natural Gas                         Unleaded Gasoline

                          -------------------------------------------------------------------

                  * These markets are integrated into the JWH Trading Programs as contract liquidity, legal constraints, market conditions and date realibility standards meet JWH's specifications.

Leverage Considerations
-----------------------

                  The larger the Fund's market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which the Fund is said to be trading. In general, the larger the Fund's market commitment, the greater the profit potential as well as risk of loss. JWH adjusts the Fund's market commitment to levels which JWH believes are consistent with the Fund's desired internal risk/reward profile. For example, in volatile markets, JWH might decide -- in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential -- that the positions ordinarily appropriate for a $50 million Fund allocation are all a $75 million allocation should acquire. On the other hand, market factors might cause JWH to decide -- in order to increase market exposure and, accordingly, profit potential as well as risk of loss -- that the positions ordinarily indicated for a $100 million allocation are appropriate for a Fund allocation of only $50 million.

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

John W. Henry & Company, Inc.
----------------------------
Background
----------

                  John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John W. Henry & Co., Inc. to conduct business as a commodity trading advisor. JWH reincorporated in Florida in 1997. JWH's offices are at 301 Yamato Road, Suite 2200, Boca Raton, Florida, 33431-4931, (561) 241-0018 and One Glendinning Place, Westport, Connecticut 06880, (203) 221-0431. JWH's registration as a Commodity Trading Advisor became effective in November 1980. JWH is a member of the National Futures Association ("NFA") in this capacity.

Trading Strategy
----------------
                  The following description of JWH's trading strategy relates to JWH generally and not to the Fund itself.

                  General
                  -------

                  JWH specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term rather than short-term, day-to-day trends. JWH currently operates eleven trading programs.

                  Implementing the Program
                  ------------------------
                  The first step in the JWH investment process is the identification of sustained price movements -- or trends -- in a given market. While there are many ways to identify trends, JWH uses mathematical models that attempt to distinguish real trends from interim volatility. It also presumes that trends often exceed in duration the expectation of the general marketplace.

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

                  The greatest cumulative percentage decline in daily net asset value which JWH has experienced in any single program was nearly sixty percent on a composite basis since its inception. Investors in the Fund should understand that similar or greater drawdowns are possible in the future.

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

                  Throughout the investment process, risk controls designed to reduce the possibility of an extraordinary loss in any one market are maintained. Proprietary research is conducted on an ongoing basis to refine the JWH investment strategies and attempt to reduce volatility while maintaining the potential for excellent performance.

                  JWH at its sole discretion may override computer-generated signals, and may at times use discretion in the application of its quantitative models which may affect performance positively or negatively. This could occur, for example, when JWH determines that markets are illiquid or erratic, such as may occur cyclically during holiday seasons or on the basis of irregularly-occurring market events. Subjective aspects of JWH's quantitative models also include the determination of the size of the position in relation to account equity, when an account should commence trading, markets traded, contracts and contract month selection, and effective trade execution.

                  Program Modifications
                  ---------------------
                  Proprietary research is conducted on an ongoing basis to refine the JWH investment strategies and attempt to reduce volatility. While the basic philosophy underlying the firm's investment methodology has remained intact throughout its history, the potential benefits of employing more than one investment methodology, or in varying combinations, is a subject of continual testing, review and evaluation. Extensive research may suggest substitution of alternative investment methodologies with respect to particular contracts in light of relative differences in historical performance achieved through testing different methodologies. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program or a change in the degree of leverage employed. However, most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

                  All cash in a JWH investment program is available to be used to trade in a JWH program. The amounts committed to margin will vary from time to time. As capital in each JWH trading program increases, additional emphasis and weighting may be placed on certain markets which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLIP will generally not be informed of any such changes.

                  Adjustments to the size of trading positions taken in relation to account equity have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust position size in relation to account equity in certain markets or entire programs. Position size in relation to account equity adjustments may be made at certain times for some accounts but not for others. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change position size in relation to account equity may positively or negatively affect performance, and will alter risk exposure for an account. Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such position size in relation to account equity adjustments will be to the financial advantage of investors in the Fund. JWH reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLIP.

                  Addition, Redemption and Reallocation of Capital for Commodity
                  --------------------------------------------------------------
                  Pool or Fund Accounts
                  ---------------------
                  Investors purchase or redeem Units at Net Asset Value on the close of business on the last business day of the month. In order to provide market exposure commensurate with the Fund's equity on the date of these transactions, JWH's general practice is to adjust positions as near as possible to the close of business on the last trading date of the month. The intention is to provide for additions and redemptions at an NAV that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month. Therefore, JWH may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading. Based on JWH's determination of liquidity or other market conditions, JWH may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month. No assurance is given that JWH will be able to achieve the objectives described above in connection with Fund equity level changes. The use of discretion by JWH in the application of this procedure may affect performance positively or negatively.

                  Physical and Cash Commodities
                  -----------------------------

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

                  The Joint Venture Agreement
                  ---------------------------

                  The advisory arrangement between the Fund and JWH is a joint venture, a general partnership structure. The Joint Venture Agreement terminates December 31, 1999, subject to automatic one-year renewals, unless either the Fund or JWH elects not to renew.

                  The Fund has agreed to indemnify JWH and related persons for any claims or proceedings involving the business or activities of the Fund, provided that the conduct of such persons does not constitute negligence, misconduct or breach of the Joint Venture Agreement or of any fiduciary obligation to the Fund and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Fund.

                  JWH and related persons will not be liable to the Joint Venture, the Fund or any of the Partners in connection with JWH's management of the Fund's assets except (i) by reason of acts or omissions in breach of the Joint Venture Agreement, (ii) due to their misconduct or negligence, or (iii) by reason of not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Fund. Mr. John W. Henry will not be liable except for his fraud or willful misconduct.

                  JWH has invested $100,000 in the joint venture.

                  The Partnership and the Joint Venture are herein collectively referred to as the "Partnership" or the "Fund" unless the context otherwise requires.

                  Use of Proceeds and Cash Management Income
                  ------------------------------------------
                  Subscription Proceeds. The Partnership's assets are used as
                  ---------------------
security for and to pay the Partnership's trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management, as more fully described below under "-- Available Assets."

                  Market Sectors. The Partnership trades in a diversified group
                  --------------
of markets under the direction of JWH. JWH can, and does, from time to time materially alter the allocation of its overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by JWH or the rapidity with which JWH may alter its market sector allocations.

                  The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or in which market sectors the Fund's trading may be concentrated at any one time or over time.

                  Market Types. The Partnership trades on a variety of United
                  ------------
States and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

                  Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, including Merrill Lynch International Bank ("MLIB"), in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. The General Partner anticipates that some of the Partnership's foreign currency trades will be executed through MLIB, an affiliate of the General Partner. MLIB has discontinued the operation of the foreign exchange service desk, which included seeking multiple quotes from counterparties unrelated to MLIB for a service fee and trade execution.

                  In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

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

                  The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

                  Custody of Assets. All of the Fund's assets -- other than the
                  -----------------
assets managed by MLAM and held in a custodial account as described below under "--The Fund's U.S. Dollar Available Assets Managed by MLAM" -- are currently held in customer accounts at Merrill Lynch.

                  Available Assets. The Fund earns income, as described below,
                  ----------------
on its "Available Assets," which can be generally described as the cash actually held by the Fund or invested in Treasury bills or Government Securities. Available Assets are held primarily in U.S. dollars or in U.S. dollar denominated securities issued by the United States Government or certain of its agencies ("Government Securities"), and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's assets managed by MLAM and the Fund's cash balances held in the offset accounts (as described below) -- which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

                  The Partnership's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

                  The Fund's U.S. Dollar Available Assets Managed by MLAM.
                  -------------------------------------------------------
Approximately 80% of the Fund's U.S. dollar Available Assets are managed directly by MLAM, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, in the Government Securities markets. MLIP's objective in retaining MLAM to provide cash management services to the Fund is to enhance the return earned on the Fund's U.S. dollar Available Assets managed by MLAM to slightly above the 91-day Treasury bill rate. However, cash management returns cannot be assured and there may be losses to principal.

                  The Government Securities acquired by MLAM on behalf of the Fund are maintained in a custodial account at a Merrill Lynch affiliate and are specifically traceable to the Fund. All income earned on such Government Securities inures to the benefit of the Fund.

                  MLF pays all fees due to MLAM in respect of its management of a portion of the Fund's U.S. dollar Available Assets.

                  MLAM does business as Merrill Lynch Asset Management. MLAM is a limited partnership. ML&Co. is its limited partner, and Princeton Services, Inc., a wholly-owned subsidiary of ML&Co., is the general partner. As of December 31, 1998, the Asset Management Group of ML&Co. (which includes MLAM) had a total of approximately $501 billion in investment company and other portfolio assets under management.

                  Interest Earned on the Fund's U.S. Dollar Available Assets Not
                  --------------------------------------------------------------
Managed by MLAM. The following description relates to the approximately 20% of
---------------
the Fund's U.S. dollar Available Assets not managed by MLAM.

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

                  MLF credits the Fund, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all interest paid on the short-term Treasury bills in which it invests.

                  The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets not managed by MLAM may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets not managed by MLAM to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund not managed by MLAM would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

                  The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 0.75% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

                  Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar
                  ------------------------------------------------------------
Available Assets. Under the single currency margining system implemented for the
----------------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term rates on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

         Charges

         The following table summarizes the charges incurred by the Fund during 1998, 1997 and the last 5 1/2 months of 1996.

                                                            1998                   1997                1996
                                                   ----------------------------------------------------------------
                         Charges                           Dollar                 Dollar              Dollar
                                                           Amount                 Amount              Amount
         ----------------------------------------------------------------- --------------------- ------------------
         Brokerage                                         $   19,086,026        $   17,377,236      $   4,873,368
         Commissions
         Administrative Fees                                      615,678               560,556            157,205
         Organizational and Initial
         Offering Costs                                            98,530               298,039            232,954
                                                   ----------------------------------------------------------------
         Total                                             $   19,800,234        $   18,235,831      $   5,263,527
                                                   ================================================================

                  In addition to the above charges, the Partnership and JWH share in the profits of the Joint Venture, 15% of the Joint Venture's quarterly New Trading Profits are allocated to JWH. Through December 31, 1998, JWH received Profit Shares of $12,759,555 (inclusive of interest).

                         Description of Current Charges
                         ------------------------------

                  The Fund and the Fund/JWH Joint Venture are subject to the following charges and priority profit allocation (Profit Share):

Recipient                      Nature of Payment               Amount of Payment
---------                      -----------------               ----------------

MLIP                           Organizational and initial      Reimbursement for these costs
                               offering costs reimbursement    ended June 30, 1998.

MLF                            Brokerage commissions           A flat-rate, monthly Brokerage Commissions of
                                                               0.646 of 1% of the Fund/JWH joint venture's
                                                               month-end assets (a 7.75% annual rate).

                                                               During 1998, 1997 and the 5 1/2 months of 1996,
                                                               the round-turn (each purchase and sale or sale
                                                               and purchase of a single futures contract)
                                                               equivalent rate of the Fund's flat-rate
                                                               Brokerage Commissions was approximately $145,
                                                               $212 and $208.

MLF                            Use of Fund assets              MLF may derive an economic benefit from the
                                                               deposit of certain of the Fund's U.S. dollar
                                                               Available Assets not managed by MLAM in offset
                                                               accounts.

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

MLIB; Other Counterparties     Bid-ask spreads                 Bid-ask spreads on forward and related trades.

Recipient                      Nature of Payment               Amount of Payment
---------                      -----------------               ----------------

Government Securities          Bid-ask spreads                 The  dealers  with  which MLAM  executes  Government
 Dealers                                                       Securities  trades  include  bid-ask  spreads in the
                                                               prices they quote to the Fund.

Third Parties                  Ongoing offering costs          Although, according to the terms of the
                                                               Prospectus, the General Partner is entitled to
                                                               receive, from the Partnership, ongoing
                                                               offering cost reimbursement of up to .25 of 1%
                                                               of the Partnership's average month-end assets,
                                                               the General Partner is currently paying for
                                                               all ongoing offering costs incurred in
                                                               connection with the offering of units.

JWH                            Profit Share                    15% of any New Trading Profits, i.e., any
                                                               cumulative calendar quarter-end Trading Profit
                                                               in excess of the highest level of such
                                                               cumulative Trading Profit as of any previous
                                                               calendar quarter-end, are specially allocated
                                                               by the joint venture to JWH (as the Fund owns
                                                               substantially all of the Fund/JWH joint
                                                               venture, such special allocation effectively
                                                               is made out of Trading Profits which the Fund
                                                               would otherwise have received).

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

Recipient                      Nature of Payment               Amount of Payment
---------                      -----------------               ----------------

                                                               experiences during a year) be accrued during a
                                                               calendar year even though the joint venture
                                                               has an overall loss for such year.

JWH                            Management Fees
                                                               MLF pays JWH annual Management Fees of 4% of
                                                               the Partnership's average month-end assets,
                                                               after reduction for a portion of the Brokerage
                                                               Commissions.

MLF; Other                     Extraordinary expenses          Actual payments to third parties; none paid to
Third Parties                                                  date.


                  Regulation
                  ----------

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

         (d)      Financial Information about Geographic Areas:
                  --------------------------------------------

                  The Partnership and the Joint Venture do not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. The Partnership does, however, trade from the United States on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 2:  Properties
         ----------

                  The Partnership does not use any physical properties in the conduct of its business.

                  The Partnership's only place of business is the place of business of the General Partner (Merrill Lynch World Headquarters, World Financial Center, South Tower, New York, New York, 10080). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

Item 3:  Legal Proceedings
         -----------------

         JWH

                  There neither now exists nor has there previously ever been any material administrative, civil or criminal action against JWH or its principals.

         Merrill Lynch

                  ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP and MLF and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Fund) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Fund.

                  MLIP itself has never been the subject of any material litigation.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Partnership has never submitted any matter to a vote of its Limited Partners.

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

Item 5(a)

         (a)      Market Information:
                  ------------------

                  There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

         (b)      Holders:
                  -------

                  As of December 31, 1998, there were 8,681 holders of Units, including the General Partner.

         (c)      Dividends:
                  ---------

                  The General Partner has not made, and does not contemplate making, any distributions on the Units.

         (d)      Recent Sales of Unregistered Securities; Use of Proceeds
                  --------------------------------------------------------
                  from Registered Securities:
                  --------------------------

                  The Fund originally registered units of limited partnership interest. The Fund subsequently registered an additional 2,000,000 units of limited partnership interest. As of December 31, 1998, the Fund has sold 2,702,658 units of limited partnership interest, with an aggregate price of $319,154,710.

Item 5(b)

                  Not applicable.

Item 6:  Selected Financial Data
         -----------------------

         The following selected financial data has been derived from the audited consolidated financial statements of the Partnership:


                                                  For the Year           For the Year
                                                     Ended                  Ended             July 15, 1996 to
                                                  December 31,           December 31,           December 31,
Income Statement Data                                 1998                   1997                   1996
----------------------------------------------------------------------------------------------------------------

Revenues:

Trading Profits
     Realized Gain                         $          35,957,735     $       18,820,033     $        29,800,074
     Change in Unrealized Gain                        12,141,395             10,201,917               4,696,372
                                           ---------------------------------------------------------------------
     Total Trading Results                            48,099,130             29,021,950              34,496,446
Interest Income                                       12,766,955             12,021,263               3,030,330
                                           ---------------------------------------------------------------------
     Total Revenues                                   60,866,085             41,043,213              37,526,776
                                           ---------------------------------------------------------------------

Expenses:
     Brokerage Commissions                            19,086,026             17,377,236               4,873,368
     Administrative Fees                                 615,678                560,556                 157,205
                                           ---------------------------------------------------------------------
     Total Expenses                                   19,701,704             17,937,792               5,030,573
                                           ---------------------------------------------------------------------
Income before Minority Interest and
Profit Share Allocation                               41,164,381             23,105,421              32,496,203
Profit Share Allocation                               (5,436,351)            (2,640,194)             (4,683,010)
Minority Interest In Income                              (19,071)               (12,447)                (23,383)
                                           ---------------------------------------------------------------------
Net Income                                 $          35,708,959      $      20,452,780     $        27,789,810
                                           =====================================================================

Balance Sheet Data                            December 31, 1998       December 31, 1997        December 31, 1996
----------------------------------------------------------------------------------------------------------------

Fund Net Asset Value                       $         314,512,911     $      223,735,828     $        172,840,660
Net Asset Value per Unit                   $              154.34     $           135.40     $             123.16
                                           ---------------------------------------------------------------------


* Balance sheet data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.


------------------------------------------------------------------------------------------------------------------------
                                          MONTH-END NET ASSET VALUE PER UNIT
        ----------------------------------------------------------------------------------------------------------------
          Jan.     Feb.     Mar.      Apr.     May      June      July     Aug.     Sept.     Oct.     Nov.     Dec.

   1996   N/A      N/A      N/A       N/A      N/A      N/A       $98.98   $98.89   $104.32  $114.96  $122.58   $123.16

   1997  $126.87  $126.83   $126.92  $126.34  $122.41   $122.74  $131.47  $127.12   $126.28  $129.54  $130.80   $135.40

   1998  $133.35  $132.47   $133.48  $128.97  $134.18   $132.11  $130.50  $143.13   $153.91  $155.19  $142.61   $154.34
------------------------------------------------------------------------------------------------------------------------

                  Prior to June 30, 1998, the Net Asset Value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                                December 31, 1998

   Type of Pool: Single-Advisor/Publicly-Offered/Not "Principal Protected"(1)
                       Inception of Trading: July 15, 1996
                      Aggregate Subscriptions: $319,154,710
                      Current Capitalization: $314,512,911
                   Worst Monthly Drawdown:(2) (8.11)% (11/98)
                Worst Peak-to-Valley Drawdown:(3) (8.11)% (11/98)

------------------------------------------------------------------------
                      Monthly Rates of Return(4)

Month                          1998         1997                  1996
January                       (1.51)%       3.01%                    N/A
February                      (0.66)       (0.03)                    N/A
March                          0.77         0.07                     N/A
April                         (3.38)       (0.46)                    N/A
May                            4.04        (3.11)                    N/A
June                          (1.54)        0.27                     N/A
July                          (1.22)        7.11                   (1.02)%
August                         9.68        (3.31)                  (0.09)
September                      7.53        (0.66)                   5.49
October                        0.83         2.58                   10.20
November                      (8.11)        0.97                    6.62
December                       8.23         3.52                    0.47
Compound Annual                                                    23.15 %
Rate of Return               14.00%         9.93%          (5-1/2 months)
------------------------------------------------------------------------

                            -------------------------


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

Item 7: Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

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

Performance Summary
-------------------

         1998
                                                                Total
                                                              Trading
                                                               Results

 Interest Rates and Stock Indices                     $        44,472,322
 Commodities                                                      218,353
 Currencies                                                     1,242,166
 Energy                                                         9,562,147
  Metals                                                       (7,395,858)
                                                --------------------------
                                                      $        48,099,130
                                                ==========================

                  The year began with global markets negatively impacted by the worsening economies of Asia. In the financial markets, global liquidity declined sharply as investors grew more risk averse, unwilling to commit funds to any but the most conservative investments. The decline in investor participation exaggerated market movements, generating substantial volatility. At mid-year, Russia's default on sovereign debt led to significant losses in leveraged investment vehicles, shaking investor confidence further. The result was a classic liquidity crisis which threatened to unsettle the global economy and led to a series of activist interventions by the U.S. Federal Reserve Bank to restore stability.

                  In the commodity markets, the continued global slowdown raised the specter of deflation. Massive oversupply was complicated by a lack of demand. The vast gulf between the price deflation in commodities relative to the inflated value of financial assets was striking.

                  The Fund's performance in the first half of 1998 was hampered by volatility and a shift in several trends that had been in place since the beginning of the Asian crisis. May and June showed promise of reversing this decline in performance, but the Fed's intervention in support of the Japanese yen against the U.S. dollar roiled markets once again.

                  By August, equity markets showed clear signs of a bear market in the making. However, this period also saw some of the best performance in the Fund's history, presenting almost a mirror image of the performance of the stock market. Significant profits were recorded in the Fund's interest rate and currency positions even as equity investors saw an estimated $4 trillion of net worth vanish.

                  October and November produced mixed performance as trends in key markets shifted direction again and other markets remained undefined by any trends at all. By year's end, however, markets appeared to be more calm and underlying trends were evident in a number of financial products. Overall, worldwide trading volume was light, particularly in the currency markets pending the launch of the Euro on January 1.

                  Ultimately, the favorable one-year total returns for investors in most major asset classes in 1998 belie the level of risk faced by most investors during the year. On balance, 1998 served as a reminder, if one was needed, that the world is a volatile and uncertain place where stability may be the exception and not the rule. But the market swings of 1998 also served to reinforce our confidence in our disciplined, systematic trading system -- one which pays little heed to short-term volatility and remains focused on the long-term. Notably, the Fund's strong performance during the sharp declines of the stock market is an important indicator of its value as a portfolio diversifier in these dynamic and uncertain markets.

         1997
                                                                Total
                                                              Trading
                                                               Results

 Interest Rates and Stock Indices                     $        19,982,977
 Commodities                                                   (2,328,550)
 Currencies                                                    19,023,250
 Energy                                                       (14,267,006)
 Metals                                                         6,611,279
                                               ---------------------------
                                                      $        29,021,950
                                               ===========================

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

         1996 (5 1/2 months)
                                                           Total Trading
                                                              Results

 Interest Rates and Stock Indices                     $        18,719,739
 Commodities                                                   (2,473,692)
 Currencies                                                    10,116,005
 Energy                                                         6,404,320
 Metals                                                         1,730,074
                                                --------------------------
                                                      $        34,496,446
                                                ==========================

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

Liquidity; Capital Resources


                  The fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

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

         Year 2000 Compliance Initiative
         -------------------------------

                  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

                  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as further discussed) of Merrill Lynch's Year 2000 efforts was approximately 95% completed as of January 31, 1999. Merrill Lynch will focus primarily on completing its renovation and testing and on integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects: however, this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

                  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

                  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

                  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application system, and establishing a conversion schedule. During the renovation phase, source code is actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch continues to implement new systems, they are also being tested for Year 2000 readiness.

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

                  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of January 31, 1999, production testing was approximately 93% completed. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in various other domestic and international industry tests during 1998.

                  Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Year 2000 compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout the firm. Third parties that have been contacted include transactional counterparties, exchanges, and clearinghouses; a process to access and rate their responses has been developed. This information as well as other Year 2000 readiness information on particular countries and their political subdivisions will be used by Merrill Lynch to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans, which are developed at the business unit level, may include selection of alternative vendors or service providers and changing business practices so that a particular system is not needed. In the case of securities exchanges and clearinghouses, risk mitigation could include the re-routing of business. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

                  At year-end 1998, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $425 million, of which approximately $125 million was remaining. The majority of these remaining expenditures are expected to cover testing, risk management, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill

Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

         European Economic and Monetary Union ("EMU") Initiative
         -------------------------------------------------------

                  As of January 1, 1999, the "euro" was adopted as the common legal currency of participating member states of the EMU. As a consequence of the introduction of and conversion to the euro, Merrill Lynch was required to make significant changes to nearly 200 global business systems in order to reflect the substitution of the euro for the 11 member national currencies and the European currency unit. The introduction of the euro brings about fundamental changes in the structure and nature of European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase.

                  The introduction of the euro affects all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch's systems or procedures that handle such securities or cash were modified in order to implement the conversion to the euro. The implementation phase is continuing into the first quarter of 1999 to resolve any post-conversion issues. The success of Merrill Lynch's euro conversion efforts was dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (e.g., securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors.

                  As of the end of the 1998 fiscal year, the total estimated expenditures associated with the introduction of and conversion to the euro were approximately $79 million, of which $1 million is remaining to be spent during the first quarter of 1999 on compliance efforts and project administration. Management believes that it has identified and evaluated all of the systems and operational modifications necessary for the conversion to the euro. On January 4, 1999 and since then, Merrill Lynch has conducted normal business operations, having successfully completed its conversion program. Management does not expect the introduction of the euro to have a negative effect on its future business, currency risk, or competitive positioning in the European markets.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

INTRODUCTION

                  The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

                  Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

                  The Fund, under the direction of JWH, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

                  Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

QUANTIFYING THE FUND'S TRADING VALUE AT RISK

                  Quantitative Forward-Looking Statements
                  ---------------------------------------

                  The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

                  The Fund's risk exposure in the various market sectors traded by JWH is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

                  Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

                  In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

                  100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects (which would reduce the Value at Risk estimates) resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund's Trading Value at Risk in Different Market Sectors
------------------------------------------------------------

                  The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 1998. As of December 31, 1998, the Fund's total capitalization was approximately $315 million.

                                DECEMBER 31, 1998
                                -----------------

MARKET SECTOR     VALUE AT RISK     % OF TOTAL CAPITALIZATION
-------------     -------------     -------------------------

Interest Rates    $  12,538,585             3.98%
Currencies            5,492,878             1.75
Stock Indices           998,918              .32
Metals                1,551,500              .49
Commodities           2,159,281              .69
Energy                3,844,500             1.22
                  -------------            ------
   Total          $  26,585,662             8.45%
                  =============            ======


MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

                  The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. Even comparatively minor losses could cause MLIP to further deleverage or terminate the Fund's trading. The foregoing Value at Risk table -- as well as the past performance of the Fund -- give no indication of this "risk of ruin."

NON-TRADING RISK

Foreign Currency Balances; Cash on Deposit with MLF

                  The Fund controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back into dollars (no less frequently than twice a month).

                  The Fund also has non-trading market risk on the approximately 20% of its assets which are held in cash at MLF. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

MLAM's Cash Management

                  MLAM invests approximately 80% of the Fund's assets in Government Securities. As of December 31, 1998, the Fund's MLAM account totaled $266,951,711.

                As of December 31, 1998, the Fund's MLAM account held the following securities:

                                                                                                            Total
Par Value                  Description                        Rate           Maturity Date                Fair Value
---------                  -----------                        ----           -------------                ----------
              Long-Term
              ---------

 2,000,000    U.S. Treasury Note                              5.625%         December 31, 1999          $    2,019,531
13,000,000    U.S. Treasury Note                              5.500%         February 29, 2000              13,123,906
26,000,000    U.S. Treasury Note                              5.500%         March 31, 2000                 26,260,000
15,000,000    U.S. Treasury Note                              6.375%         May 15, 2000                   15,335,156
34,000,000    U.S. Treasury Note                              5.375%         July 31, 2000                  34,377,188
 3,000,000    U.S. Treasury Note                              6.000%         August 15, 2000                 3,062,344
20,000,000    U.S. Treasury Note                              4.500%         September 30, 2000             19,959,375
10,000,000    U.S. Treasury Note                              5.750%         November 15, 2000              10,195,313
 4,000,000    U.S. Treasury Note                              5.625%         November 30, 2000               4,071,875
20,000,000    U.S. Treasury Note                              5.375%         February 15, 2001              20,312,500
 3,500,000    U.S. Treasury Note                              5.625%         May 15, 2001                    3,584,766
 1,000,000    U.S. Treasury Note                              6.000%         July 31, 2002                   1,042,656
 2,000,000    U.S. Treasury Note                              5.750%         April 30, 2003                  2,082,187
 5,000,000    U.S. Treasury Note                              5.250%         August 15, 2003                 5,128,125
10,000,000    Federal National Mortgage Association           4.450%         October 16, 2000                9,910,000
24,000,000    Federal National Mortgage Association           4.820%         December 18, 2000              23,928,721
12,000,000    Federal National Mortgage Association           5.720%         January 9, 2001                12,167,760
 3,000,000    Federal National Mortgage Association           5.420%         January 23, 2001                3,025,200

                                                                                                        --------------
                                                                                             Subtotal   $  209,586,603
                                                                                                        --------------
              Short-Term
              ----------

12,849,000    Federal National Mortgage Association           5.090%         January 14,1999            $   12,823,301
41,655,000    Federal National Mortgage Association           5.080%         January 21, 1999               41,530,035
                                                                                                         -------------

                                                                                             Subtotal    $  54,353,336
                                                                                                         -------------

                                                                                             Total Debt $  263,939,939
                                                                                                         =============

Qualitative Disclosures Regarding Primary Trading Risk Exposures
----------------------------------------------------------------

         The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and JWH for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

         The following were the primary trading risk exposures of the Fund as of December 31, 1998, by market sector.

         Interest Rates. Interest rate risk is the principal market exposure of
         --------------
the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

         Currencies. The Fund trades in a large number of currencies. However,
         ----------
the Fund's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on JWH's currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

         Stock Indices. The Fund's primary equity exposure is to G-7 equity
         -------------
index price movements. As of December 31, 1998, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

         Metals. The Fund's primary metals market exposure is to fluctuations in
         ------
the price of gold and silver. Although JWH trades base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, silver prices have remained volatile over this period, and JWH has from time to time taken substantial positions as it has perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

         Commodities. The Fund's primary commodities exposure is to agricultural
         -----------
price movements which are often directly affected by severe or unexpected weather conditions. Soybeans and grains accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 1998. In the past, the Fund has had material market exposure to live cattle and may do so again in the future. However, MLIP anticipates that JWH will maintain an emphasis on soybeans, grains and orange juice, in which the Fund has historically taken its largest positions.

         Energy. The Fund's primary energy market exposure is to gas and oil
         ------
price movements, often resulting from political developments in the Middle East. Although JWH trades natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
-----------------------------------------------------------

         The following were the only non-trading risk exposures of the Fund as of December 31, 1998.

         Foreign Currency Balances. The Fund's primary foreign currency balances
         -------------------------
are in Japanese yen, German marks, British pounds and French francs.

         Securities Positions. The Fund holds only cash or interest-bearing
         --------------------
Government Securities. The Fund's market exposure in instruments held other than for trading is in the interest rate risk exposure of the Fund's Government Securities portfolio, managed by MLAM pursuant to policies established by MLIP for which MLAM assumes no responsibility, as well as on the Fund's cash on deposit with MLF. In a period of rapidly rising interest rates (since the Fund's inception in 1996, interest rates have generally declined until quite recently), the Fund could incur marked-to-market losses on its MLAM account, but MLIP would attempt to prevent or control these losses by further reducing the permissible durations of the Fund's Government Securities in order to reduce the interest rate sensitivity of these instruments.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
-----------------------------------------------------------------

Trading Risk

         MLIP has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge JWH to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH has begun to deviate from past practice and trading policies or to be trading erratically (which has not happened to date), MLIP's basic risk control procedures consist simply of the ongoing process of monitoring JWH with the market risk controls being applied by JWH itself.

Risk Management
---------------

         JWH attempts to control risk in all aspects of the investment process -- from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH seeks to control overall risk as well as the risk of any one position, and JWH trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH factors the point of exit into the decision to enter (stop loss). The size of JWH's positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

         To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

         JWH may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

         Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH's investment strategy. At its discretion, JWH may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk
----------------

         The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

         MLIP controls the interest-rate risk of the Fund's non-trading instruments (Government Securities invested by MLAM for cash management purposes) by limiting the overall duration of such instruments to no more than 2 years and the maximum duration of any Government Securities held by the Fund to no more than seven years. These risk control policies have been successful in the Fund's operations to date, and MLIP does not anticipate any change in these policies. However, where the interest rate environment changes materially, MLIP might shorten the permissible duration of the Fund's Government Securities portfolio.

         The Fund has cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLIP does not take any steps to limit the cash flow risk on the approximately 20% of its cash held on deposit at MLF.


Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. The General Partner promoted the Fund and is its controlling person.

Item 9:  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

                  There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant
         --------------------------------------------------

         10(a) and 10(b) Identification of Directors and Executive Officers:
                         --------------------------------------------------

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

                  The principal officers and the directors of MLIP and their respective business backgrounds are as follows:

John R. Frawley, Jr.       Chairman, Chief Executive Officer,
                           President and Director

Jeffrey F. Chandor         Senior Vice President, Director of
                           Sales, Marketing and Research and Director

Jo Ann Di Dario            Vice President, Chief Financial Officer and Treasurer
                           through April 30, 1999

Michael L. Pungello        Vice President, Chief Financial Officer and Treasurer
                           effective May 1, 1999

Joseph H. Moglia           Director

Allen N. Jones             Director

Stephen G. Bodurtha        Director

Steven B. Olgin            Vice President, Secretary and
                           Director of Administration

                  John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley has served four consecutive one-year terms as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley currently serves as a member of the CFTC's Global Markets Advisory Committee.

                  Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut. Mr. Chandor is serving a two-year term as a director of the Managed Funds Association.

                  Jo Ann Di Dario was born in 1946. Ms. Di Dario is, through April 30, 1999, Vice President, Chief Financial Officer and Treasurer of MLIP. Before joining MLIP in May 1998, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring their back-office operations. From May 1992 to January 1996, she served as a Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of Meridian Bank Corporation including its wholly-owned subsidiary, Meridian Investment Company Inc. From September 1991 to May 1992, Ms. Di Dario managed the Domestic Treasury Operations of First Fidelity Bank, a regional bank. From January 1991 to September 1991, Ms. Di Dario was self-employed. For the previous five years, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a Commodity Pool Operator and Commodity Trading Advisor. Her background includes seven years of public accounting experience, and she graduated with high honors from Stockton State College with a Bachelor of Science degree in Accounting.

         Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello will become Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

                  Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Income Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

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

                  Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated magna cum laude from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985 to 1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

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

                  As of December 31, 1998, the principals of MLIP had no investments in the Fund and MLIP's general partner interest in the Fund was valued at approximately $2,667,093.

                  MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

                  Not applicable.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners:
                  -----------------------------------------------

                  As of December 31, 1998, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

         (b)      Security Ownership of Management:
                  --------------------------------

                  As of December 31, 1998, the General Partner owned 17,281 unit-equivalent general partnership interests, which was less than 1% of the total Units outstanding.

         (c)      Changes in Control:
                  ------------------

                  None.

Item 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

         (a)      Transactions Between Merrill Lynch and the Fund
                  -----------------------------------------------

                  All of the service providers to the Fund, other than JWH, are affiliates of Merrill Lynch. Merrill Lynch negotiated with JWH over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

                  The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIP controls the management of the Fund and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Fund, MLIP makes substantial profits from the Fund due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIP or any of its principals and the Fund.

                  MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

         (b)      Certain Business Relationships:
                  ------------------------------

                  MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

                  In 1998, the Partnership expensed: (i) Brokerage Commissions of $19,086,026 to the Commodity Broker, which included $9,820,068 in Management Fees paid by the Commodity Broker to JWH; and (ii) Administrative Fees of $615,678 to MLIP. In addition, MLIP and its affiliates derived certain economic benefit from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

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

         (d)      Transactions with Promoters:
                  ---------------------------

                  Not applicable.

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

         (a)1.    Financial Statements:                                                               Page
                  --------------------                                                                ----

                  Independent Auditors' Report                                                           1

                  Consolidated Statements of Financial Condition as of December 31, 1998 and 1997        2

                  For the years ended December 31, 1998 and 1997 and the period from July 15, 1996 (commencement of trading) to December 31,
                  1996:
                           Consolidated Statements of Income                                             3
                           Consolidated Statements of Changes in Partners' Capital                       4

                  Notes to Consolidated Financial Statements                                          5-12

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

Designation:               Description
-----------                -----------

1.01 Form of Selling Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc. ("Merrill Lynch Futures"), Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent") and JWH.

Exhibit 1.01:              Is incorporated herein by reference from Exhibit 1.01
------------               contained in Amendment No. 2 to the Registration
                           Statement (File No. 33-80509) filed on April 23,
                           1996, on Form S-1 under the Securities Act of 1993
                           (the "Registrant's Registration Statement").

3.01(i)                    Certificate of Limited Partnership of the Registrant.

Exhibit 3.01(i):           Is incorporated herein by reference from Exhibit 3.01
---------------            contained in the Registrant's Registration Statement.

10.01 Form of Joint Venture Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc. and JWH.

Exhibit 10.01:             Is incorporated herein by reference from Exhibit
-------------              10.01 contained in the Registrant's Registration
                           Statement.

10.02 Form of Customer Agreement between the Registrant's joint venture with JWH and Merrill Lynch Futures Inc.

Exhibit 10.02:             Is incorporated herein by reference from Exhibit
-------------              10.02 contained in the Registrant's Registration
                           Statement.

10.03 Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.03:             Is incorporated herein by reference from Exhibit
-------------              10.03 contained in the Registrant's Registration
                           Statement.

10.04                      Joint Venture Agreement Amendment among JWH and the
                           Fund.

Exhibit 10.04:             Is filed herewith.
-------------

10.05 Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the Prospectus).

Exhibit 10.05:             Is incorporated herein by reference from Exhibit
-------------              10.05 contained in the Registrant's Registration
                           Statement.

10.06 Form of Investment Advisory Contract among the Registrant's joint venture with JWH, MLIP, Merrill Lynch Futures Inc. and Merrill Lynch Asset Management, L.P.

Exhibit 10.06:             Is incorporated herein by reference from Exhibit
-------------              10.06 contained in the Registrant's Registration
                           Statement.

10.07 Form of Custody Agreement among the Registrant's joint venture with JWH and Merrill Lynch Futures Inc.

Exhibit 10.07:             Is incorporated herein by reference from Exhibit
-------------              10.07 contained in the Registrant's Registration
                           Statement.

10.08                      Form of Limited Liability Company Operating
                           Agreement.

Exhibit 10.08:             Is incorporated herein by reference from Exhibit
-------------              10.08 contained in the Registrant's Form 10-K, for
                           the fiscal year ended December 31, 1997, filed March
                           30, 1998.

10.09                      Form of Amendatory Agreement.

Exhibit 10.09:             Is incorporated herein by reference from Exhibit
-------------              10.09 contained in the Registrant's Registration
                           Statement.

13.01                      1998 Annual Report and Independent Auditors' Report.

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

                  No reports on Form 8-K were filed during the fourth quarter of 1998.

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

Signature                           Title                                                        Date
---------                           -----                                                        ----

/s/John R. Frawley, Jr.             Chairman, Chief Executive Officer, President and Director    March 25, 1999
-----------------------             (Principal Executive Officer)
John R. Frawley, Jr.

/s/Jo Ann Di Dario                  Vice President, Chief Financial Officer and Treasurer        March 25, 1999
------------------                  (Principal Financial and Accounting Officer)
Jo Ann Di Dario

/s/Jeffrey F. Chandor               Senior Vice President, Director of Sales,                    March 25, 1999
---------------------               Marketing and Research and Director
Jeffrey F. Chandor

/s/Allen N. Jones                   Director                                                     March 25, 1999
-----------------
Allen N. Jones



(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT                General Partner of Registrant                            March 25, 1999
   PARTNERS INC.

By: /s/John R. Frawley, Jr.
    -----------------------
    John R. Frawley, Jr.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 1998 FORM 10-K

                                INDEX TO EXHIBITS
                                -----------------


                    Exhibit
                    -------

Exhibit 10.04       Joint Venture Agreement Amendment among JWH and the Fund

Exhibit 13.01       1998 Annual Report and Independent Auditors' Report