Form 10-Q
period 1999-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1999-05-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           March 31,     December 31,
                                                             1999           1998
                                                         ------------   ------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                             $ 31,931,240   $ 34,991,460
    Net unrealized profit on open contracts                11,701,554     26,157,000
Government Securities
    (Cost $289,010,065 and $263,057,253, respectively)    288,513,454    263,939,939
Cash                                                          533,233         57,273
Accrued interest                                            2,876,059      3,064,653
                                                         ------------   ------------

                TOTAL                                    $335,555,540   $328,210,325
                                                         ============   ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                  $  3,551,768   $  5,952,585
    Profit share payable                                         --        5,436,351
    Brokerage commissions payable                           2,167,083      2,086,278
    Administrative fees payable                                69,906         67,299
                                                         ------------   ------------

            Total liabilities                               5,788,757     13,542,513
                                                         ------------   ------------

MINORITY INTEREST                                             159,901        154,901

PARTNERS' CAPITAL:
  General Partner (17,284 and 17,281 Units)                 2,629,129      2,667,093
  Limited Partners (2,149,550 and 2,020,545 Units)        326,977,753    311,845,818
                                                         ------------   ------------

            Total partners' capital                       329,606,882    314,512,911
                                                         ------------   ------------

                TOTAL                                    $335,555,540   $328,210,325
                                                         ============   ============

NET ASSET VALUE PER UNIT
(Based on 2,166,834 and 2,037,826 Units outstanding)     $     152.11   $     154.34
                                                         ============   ============


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the three   For the three
                                                   months ended    months ended
                                                     March 31,       March 31,
                                                       1999            1998
                                                   ------------    ------------
REVENUES:
    Trading income (loss):
      Realized                                     $ 13,775,693    $  4,511,184
      Change in unrealized                          (15,834,743)     (6,377,582)
                                                   ------------    ------------

            Total trading results                    (2,059,050)     (1,866,398)
                                                   ------------    ------------

     Interest income                                  3,896,459       3,135,549

                                                   ------------    ------------

            Total revenues                            1,837,409       1,269,151
                                                   ------------    ------------

EXPENSES:
    Administrative fees                                 204,843         137,578
    Brokerage commissions                             6,350,137       4,264,908
                                                   ------------    ------------

            Total expenses                            6,554,980       4,402,486
                                                   ------------    ------------

LOSS BEFORE
MINORITY INTEREST AND
PROFIT SHARE ALLOCATION                              (4,717,571)     (3,133,335)

    Profit Share Allocation                              (7,966)           --
    Minority Interest                                     2,231             257
                                                   ------------    ------------

NET LOSS                                           $ (4,723,306)   $ (3,133,078)
                                                   ============    ============

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                   2,141,103       1,641,697
                                                   ============    ============

    Net loss per weighted average
     General Partner and Limited Partner Unit      $      (2.21)   $      (1.91)
                                                   ============    ============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (a Delaware limited partnership)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the three months ended March 31, 1999 and 1998

                                          Limited          General
                          Units           Partners         Partner           Total
                      -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
  December 31, 1997       1,652,429    $ 221,181,356    $   2,455,940    $ 223,637,296

Net loss                       --         (3,098,836)         (34,242)      (3,133,078)

Redemptions                 (39,706)      (5,285,341)            --         (5,285,341)
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  March 31, 1998          1,612,723    $ 212,797,179    $   2,421,698    $ 215,218,877
                      =============    =============    =============    =============


PARTNERS' CAPITAL,
  December 31, 1998       2,037,826    $ 311,845,818    $   2,667,093    $ 314,512,911

Additions                   185,508       28,391,219              463       28,391,682

Net loss                       --         (4,684,879)         (38,427)      (4,723,306)

Redemptions                 (56,500)      (8,574,405)            --         (8,574,405)
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  March 31, 1999          2,166,834    $ 326,977,753    $   2,629,129    $ 329,606,882
                      =============    =============    =============    =============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (a Delaware limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such Statement has a significant effect on the financial statements.

     SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

     Market Risk
     -----------

     Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Joint Venture's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Joint Venture as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of JWH and reviewing outstanding positions for over-concentrations. While the General Partner will not itself intervene in the markets to hedge or diversify the Joint Venture's market exposure, the General Partner may urge JWH to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH has begun to deviate from past practice and trading policies or to be trading erratically (which has not occurred to date), the General Partner's basic risk control procedures consist simply of monitoring JWH, with the market risk controls being applied by JWH itself.

     Credit Risk
     -----------

     The risks associated with exchange-traded contracts are typically perceived to be less that those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Consolidated Statements of Financial Condition.

     The Joint Venture has credit risk in respect to its counteparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2:       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                      -----------------------------------------
                                 Jan        Feb        Mar
                      -----------------------------------------
                       1998    $133.35    $132.47    $133.48
                      -----------------------------------------
                       1999    $149.98    $153.82    $152.11
                      -----------------------------------------

The Net Asset Value per Unit varies, until June 30, 1998, from how it would be calculated for purposes of GAAP, due to the amortization of organization and initial offering costs.

Performance Summary

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

January 1, 1999 to March 31, 1999

ML JWH Strategic Allocation Fund L.P. (the "Fund") recorded slight losses in the three month period ended March 31, 1999, largely reflecting poor performance in the interest rate and metals market sectors.

Interest rate markets for the first part of the quarter moved upward; however, March saw a significant decline in European rates as an economic slowdown became more evident in the European Union. The expectation, realized in early April, was that the European Central Bank (ECB) would lower rates in Europe to provide a more favorable interest rate environment. Coupled with the change in direction in European markets, there was increased volatility in Japanese interest rate markets as the Bank of Japan switched from interest rate targeting to a monetary growth targeting policy. In an effort to stem the current recession, Japanese policy officials have attempted various fiscal and monetary stimuli, which have caused significant directional changes in interest rates. U.S. interest rates have continued to inch upward for the quarter. There are few signs that the U.S. economy will slow during 1999.

Commodity markets have had mixed performance. Metals markets have been choppy for the entire quarter and have not exhibited any clear trends. This lack of direction has caused poor performance in the precious metals area to be somewhat offset by base metal profits. The energy sector performed well for the quarter with a major trend developing in March. Since the beginning of March there has been a significant upward trend in crude oil prices. Agriculture commodities experienced mixed performance with many markets showing potential signs of reversal. Overall, the Fund had slight losses in these markets.

Currencies have provided positive performance for the Fund. A continuation of the strong dollar, especially relative to the new euro, offset some of the losses in other markets. Contrary to the belief of many investment banking economists, the euro has not started out as a strong currency and there seems to be little flow into this new potential reserve currency. With a decline of over seven percent for the quarter, the euro has not lived up to its potential expectations.

Index performance was positive for the quarter with early losses offset by significant gains in March with the increase in the Nikkei stock index.

On the balance for the quarter, profitable positions in global currencies, energy, and agricultural commodities were offset by losses in interest rates and metals.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 1999 and December 31, 1998, and the average of the three months for January 1999 through March 1999. As of March 31, 1999 and December 31, 1998, the Fund's total capitalization was approximately $330 million and $315 million, all, of which was allocated to trading.

                                    March 31, 1999                          December 31, 1998
                         ----------------------------------         ----------------------------------
                                               % OF TOTAL                                 % OF TOTAL
MARKET SECTOR             VALUE AT RISK      CAPITALIZATION          VALUE AT RISK      CAPITALIZATION
                         ---------------     --------------         ---------------     --------------
Interest Rates           $  12,987,107               3.94%          $ 12,538,585               3.98%
Currencies                  11,644,992               3.53              5,492,878               1.75
Stock Indices                6,158,544               1.87                998,918                .32
Metals                       1,561,000                .48              1,551,500                .49
Commodities                  2,460,722                .74              2,159,281                .69
Energy                       3,989,200               1.21              3,844,500               1.22
                         ---------------     --------------         ---------------     --------------
                         $  38,801,565              11.77%          $ 26,585,662               8.45%
                         ===============     ==============         ===============     ==============

                                        Average month-end
                                         For the Period
                                 January 1999 through March 1999
                                 -------------------------------

                                                      % of Total
Market Sector                   Value At Risk       Capitalization
-------------                   -------------       --------------
Interest Rates                $  45,807,944              14.16%
Currencies                       10,685,348               3.30
Stock Indices                     3,662,865               1.13
Metals                            2,436,250                .75
Commodities                       2,526,800                .78
Energy                            3,690,367               1.14
                                -------------       --------------
                              $  68,809,574              21.26%
                                =============       ==============

MLAM's Cash Management

MLAM invests approximately 80% of the Fund's assets in Government Securities. As of March 31, 1999 and December 31, 1998, the Fund's MLAM account totalled approximately $288 million and $264 million, respectively.

As of March 31, 1999, the Fund's MLAM account held the following securities:


Par Value              Description                        Rate         Maturity Date                   Fair Value
---------              -----------                        ----         -------------                   ----------

Long-Term
---------
 3,000,000 U.S. Treasury Note                            5.500%       March 31, 2000            $      3,033,966
15,000,000 U.S. Treasury Note                            6.375%       May 15, 2000                    15,275,121
34,000,000 U.S. Treasury Note                            5.375%       July 31, 2000                   34,287,640
 3,000,000 U.S. Treasury Note                            6.000%       August 15, 2000                  3,039,132
20,000,000 U.S. Treasury Note                            4.500%       September 30, 2000              19,856,837
10,000,000 U.S. Treasury Note                            5.750%       November 15, 2000               10,121,824
25,500,000 U.S. Treasury Note                            4.625%       November 30, 2000               25,349,234
 8,000,000 U.S. Treasury Note                            4.500%       January 31, 2001                 7,927,409
20,000,000 U.S. Treasury Note                            5.375%       February 15, 2001               20,176,633
 5,000,000 U.S. Treasury Note                            5.000%       February 28, 2001                4,999,983
13,500,000 U.S. Treasury Note                            5.625%       May 15, 2001                    13,685,050
13,000,000 U.S. Treasury Note                            5.875%       November 30, 2001               13,269,459
 1,000,000 U.S. Treasury Note                            6.000%       July 31, 2002                    1,026,351
 2,000,000 U.S. Treasury Note                            5.750%       April 30, 2003                   2,042,023
 5,000,000 U.S. Treasury Note                            5.250%       August 15, 2003                  5,025,951
10,000,000 Federal National Mortgage Association         4.450%       October 16, 2000                 9,875,019
24,000,000 Federal National Mortgage Association         4.820%       December 18, 2000               23,836,561
12,000,000 Federal National Mortgage Association         5.720%       January 9, 2001                 12,117,335
 3,000,000 Federal National Mortgage Association         5.420%       January 23, 2001                 3,001,142
                                                                                                ----------------

                                                                      Subtotal                  $    227,946,670
                                                                                                ----------------
Short-Term
----------

 6,098,000 Federal Home Loan Mortgage Corporation        4.820%       April 1, 1999                    5,539,426
 3,775,000 Federal Home Loan Mortgage Corporation        4.780%       April 12, 1999                   3,755,928
 9,145,000 Federal National Mortgage Association         4.750%       May 19, 1999                     9,083,145
42,710,000 Federal National Mortgage Association         4.750%       June 18, 1999                   42,188,285
                                                                                                ----------------

                                                                      Subtotal                        60,566,784
                                                                                                ----------------
                                                                      Total                     $    288,513,454
                                                                                                ================

As of December 31, 1998, the Fund's MLAM account held the following securities:


Par Value                  Description                        Rate           Maturity Date                Fair Value
---------                  -----------                        ----           -------------                ----------
Long-Term
---------

 2,000,000    U.S. Treasury Note                              5.625%         December 31, 1999          $    2,019,531
13,000,000    U.S. Treasury Note                              5.500%         February 29, 2000              13,123,906
26,000,000    U.S. Treasury Note                              5.500%         March 31, 2000                 26,260,000
15,000,000    U.S. Treasury Note                              6.375%         May 15, 2000                   15,335,156
34,000,000    U.S. Treasury Note                              5.375%         July 31, 2000                  34,377,188
 3,000,000    U.S. Treasury Note                              6.000%         August 15, 2000                 3,062,344
20,000,000    U.S. Treasury Note                              4.500%         September 30, 2000             19,959,375
10,000,000    U.S. Treasury Note                              5.750%         November 15, 2000              10,195,313
 4,000,000    U.S. Treasury Note                              5.625%         November 30, 2000               4,071,875
20,000,000    U.S. Treasury Note                              5.375%         February 15, 2001              20,312,500
 3,500,000    U.S. Treasury Note                              5.625%         May 15, 2001                    3,584,766
 1,000,000    U.S. Treasury Note                              6.000%         July 31, 2002                   1,042,656
 2,000,000    U.S. Treasury Note                              5.750%         April 30, 2003                  2,082,187
 5,000,000    U.S. Treasury Note                              5.250%         August 15, 2003                 5,128,125
10,000,000    Federal National Mortgage Association           4.450%         October 16, 2000                9,910,000
24,000,000    Federal National Mortgage Association           4.820%         December 18, 2000              23,928,721
12,000,000    Federal National Mortgage Association           5.720%         January 9, 2001                12,167,760
 3,000,000    Federal National Mortgage Association           5.420%         January 23, 2001                3,025,200

                                                                                                        --------------
                                                                                             Subtotal   $  209,586,603
                                                                                                        --------------
Short-Term
----------

12,849,000    Federal National Mortgage Association           5.090%         January 14, 1999           $   12,823,301
41,655,000    Federal National Mortgage Association           5.080%         January 21, 1999               41,530,035
                                                                                                         -------------

                                                                                             Subtotal    $  54,353,336
                                                                                                         -------------

                                                                                             Total      $  263,939,939
                                                                                                         =============

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending proceedings to which the Partnership or the General Partner is a party.

Item 2. Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d) The Fund originally registered units of limited partnership interest. The Fund subsequently registered an additional 2,000,000 units of limited partnership interest. As of March 31, 1999, the Fund has sold 2,888,166 units of limited partnership interests, with an aggregate price of $347,546,392.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this report.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 1999.

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

                                ML JWH STRATEGIC ALLOCATION FUND L.P.



                                By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)




Date:  May 11, 1999             By /s/ JOHN R. FRAWLEY, JR.
                                   ------------------------
                                   John R. Frawley, Jr.
                                   Chairman, Chief Executive Officer,
                                   President and Director


Date:  May 11, 1999             By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer