Form 10-Q
period 1999-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1999-08-12
CIK 1005177

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                -------------

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

          Delaware                                13-3887922
--------------------------------       ---------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey 08536
                         ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 609-282-6996
        --------------------------------------------------------------
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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                            June 30,          December 31,
                                                                              1999                1998
                                                                        -----------------   -----------------

ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                                                $ 47,062,470       $  34,991,460
    Net unrealized profit on open contracts                                   26,065,902          26,157,000
Government Securities
    (Cost $306,275,649 and $263,057,253, respectively)                       303,927,057         263,939,939
Cash                                                                               4,036              57,273
Accrued interest                                                               3,723,555           3,064,653
                                                                        -----------------   -----------------


                TOTAL                                                       $380,783,020       $ 328,210,325
                                                                        =================   =================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                                     $    862,857       $   5,952,585
    Profit share payable                                                       4,111,211           5,436,351
    Brokerage commissions payable                                              2,458,921           2,086,278
    Administrative fees payable                                                   79,320              67,299
                                                                        -----------------   -----------------

            Total liabilities                                                  7,512,309          13,542,513
                                                                        -----------------   -----------------

MINORITY INTEREST                                                                164,859             154,901

PARTNERS' CAPITAL:
  General Partner (21,771 and 17,281 Units)                                    3,576,090           2,667,093
  Limited Partners (2,249,678 and 2,020,545 Units)                           369,529,762         311,845,818
                                                                        -----------------   -----------------

            Total partners' capital                                          373,105,852         314,512,911
                                                                        -----------------   -----------------

                TOTAL                                                       $380,783,020       $ 328,210,325
                                                                        =================   =================

NET ASSET VALUE PER UNIT
(Based on 2,271,449 and 2,037,826 Units outstanding)                            $ 164.26       $      154.34
                                                                        =================   =================


See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                    For the three         For the three         For the six        For the six
                                                     months ended          months ended         months ended       months ended
                                                       June 30,              June 30,             June 30,          June 30,
                                                         1999                  1998                 1999              1998
                                                   -----------------   ---------------------  -----------------  ----------------
REVENUES:
    Trading profit (loss):
      Realized                                         $ 22,012,418            $ 11,312,629        $35,788,110      $ 15,823,813
      Change in unrealized                               12,879,410             (12,203,959)        (2,955,333)      (18,581,541)
                                                   -----------------   ---------------------  -----------------  ----------------

            Total trading results                        34,891,828                (891,330)        32,832,777        (2,757,728)
                                                   -----------------   ---------------------  -----------------  ----------------

     Interest income                                      4,288,858               2,818,886          8,185,317         5,954,435
                                                   -----------------   ---------------------  -----------------  ----------------

            Total revenues                               39,180,686               1,927,556         41,018,094         3,196,707
                                                   -----------------   ---------------------  -----------------  ----------------

EXPENSES:
    Administrative fees                                     230,945                 130,051            435,788           267,629
    Brokerage commissions                                 7,159,284               4,031,595         13,509,420         8,296,503
                                                   -----------------   ---------------------  -----------------  ----------------

            Total expenses                                7,390,229               4,161,646         13,945,208         8,564,132
                                                   -----------------   ---------------------  -----------------  ----------------

    NET INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                              31,790,457              (2,234,090)        27,072,886        (5,367,425)

    Profit Share Allocation                              (4,103,978)                      -         (4,111,945)                -
    Minority Interest                                       (12,189)                  1,319             (9,958)            1,576
                                                   -----------------   ---------------------  -----------------  ----------------

NET INCOME (LOSS)                                      $ 27,674,290            $ (2,232,771)       $22,950,983      $ (5,365,849)
                                                   =================   =====================  =================  ================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                       2,270,869               1,568,051          2,205,986         1,604,874
                                                   =================   =====================  =================  ================

    Net income (loss) per weighted average
    General Partner and Limited Partner Unit           $      12.19            $      (1.42)       $     10.40      $      (3.34)
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

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                              Units             Limited             General            Total
                                                                Partners            Partner
                                         ----------------  --------------------------------------------------------

PARTNERS' CAPITAL,
  December 31, 1997                            1,652,429      $ 221,181,356         $ 2,455,940      $ 223,637,296

Net loss                                               -         (5,312,418)            (53,431)        (5,365,849)

Redemptions                                     (146,870)       (19,036,993)           (330,083)       (19,367,076)
                                         ----------------  -----------------  ------------------  -----------------

PARTNERS' CAPITAL,
  June 30, 1998                                1,505,559      $ 196,831,945         $ 2,072,426      $ 198,904,371
                                         ================  =================  ==================  =================


PARTNERS' CAPITAL,
  December 31, 1998                            2,037,826      $ 311,845,818         $ 2,667,093      $ 314,512,911

Subscriptions                                    346,273         52,411,008             736,661         53,147,669

Net income                                      -                22,778,647             172,336         22,950,983

Redemptions                                     (112,650)       (17,505,711)          -                (17,505,711)
                                         ----------------  -----------------  ------------------  -----------------

PARTNERS' CAPITAL,
  June 30, 1999                                2,271,449      $ 369,529,762         $ 3,576,090      $ 373,105,852
                                         ================  =================  ==================  =================

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

   The credit risk associated with these instruments from counterparty non-performance is the net unrealized profit included on the Consolidated Statements of Financial Condition.

   The Joint Venture has credit risk in respect to its counterparties and brokers, but attempts to control this risk by dealing almost exlusively with Merrill Lynch entities as counterparties and brokers.

Item 2:  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

                      MONTH-END NET ASSET VALUE PER UNIT

        Jan         Feb         Mar         Apr         May         Jun
---------------------------------------------------------------------------
1998   $133.35     $132.47     $133.48     $128.97     $134.18     $132.11
---------------------------------------------------------------------------
1999   $149.98     $153.82     $152.11     $158.66     $158.41     $164.26
---------------------------------------------------------------------------

The Net Asset Value per Unit varies, until June 30, 1998, from how it would be calculated for purposes of GAAP, due to the amortization of organization and initial offering costs.



Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

January 1, 1999 to June 30, 1999
--------------------------------
January 1, 1999 to March 31, 1999

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

April 1, 1999 to June 30, 1999

Interest rate markets followed a consistent pattern throughout the quarter toward lower prices as strong economic growth in the U.S. was coupled by fears of Federal Reserve bias to higher interest rates. Long-term rates rose above the 6% mark leading to the highest interest rates in over a year. Though only taking a neutral policy stand at the end of the quarter, the Fed raised rates 25 basis points on June 30. Europe, though having overall slower growth also showed the same trend toward higher rates especially in the last two months. This rise in longer-term yields came in spite of a rate cut by the European Central Bank in early April in an effort to stem the slowing growth in key economies.

Commodity markets have had mixed performance. While many agricultural commodities have continued to show a downtrend, the descent has been muted and volatility has picked up as markets headed into the key summer season. In spite of the lackluster trend performance in many agricultural commodities, there was good performance from both the gold market and energy complexes. The gold market has been in steep decline after the Bank of England announced that it would begin auctioning some of its gold reserves starting in July. The energy markets also have shown favorable trends with oil prices continuing their upward trend.

Currencies have provided positive performance for the Fund with the decline in the euro that began with its introduction at the beginning of the year still in place. The key European currency has fallen from $1.17 to below $1.03 since the beginning of the year. The yen has been rangebound for the more recent period caused by intervention by the Bank of Japan which has tried to stop the yen from appreciating. Other key currencies have not shown as significant trends as the euro and thus had a smaller contribution to overall performance.

The Nikkei index continued to show upward trends during the quarter in response to the latest economic numbers that suggest the Japanese economy is firming after its long decline.

YEAR 2000 COMPLIANCE

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 1999 and December 31, 1998, and the average of the three and six month periods ending June 30, 1999. As of June 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $373 million and $314 million, all of which was allocated to trading.

                                   June 30, 1999                                     December 31, 1998

                          -------------------------------------             --------------------------------------------
                                                  % OF TOTAL                                              % OF TOTAL
 MARKET SECTOR           VALUE AT RISK            CAPITALIZATION            VALUE AT RISK                  CAPITALIZATION
                         -------------            -------------            -------------------            -------------
 Interest Rates           $ 19,485,183                 5.22%                     $ 12,538,585                 3.98%
 Currencies                 14,033,770                 3.76                         5,492,878                 1.75
 Stock Indices               3,480,020                 0.93                           998,918                 0.32
 Metals                      2,564,700                 0.69                         1,551,500                 0.49
 Commodities                 2,363,144                 0.63                         2,159,281                 0.69
 Energy                      4,142,200                 1.12                         3,844,500                 1.22
                         -------------            ------------             -------------------            -------------
                          $ 46,069,017                12.35%                     $ 26,585,662                 8.45%
                         =============            ============             ===================            =============

                                      Average month-end                                 Average month-end
                                        For the Period                                    For the Period
                                 April 1999 through June 1999                      January 1999 through June 1999

                         -------------------------------------             --------------------------------------------
                                                  % OF TOTAL                                              % OF TOTAL
 MARKET SECTOR           VALUE AT RISK            CAPITALIZATION           VALUE AT RISK                  CAPITALIZATION
                         -------------            -------------            -------------------            -------------
 Interest Rates            $ 18,883,311                 5.22%                    $ 32,345,628                 9.46%
 Currencies                  13,146,615                 3.63                       11,915,982                 3.48
 Stock Indices                2,915,853                 0.81                        3,289,359                 0.96
 Metals                       2,270,167                 0.63                        2,353,208                 0.69
 Commodities                  2,622,262                 0.73                        2,574,531                 0.75
 Energy                       3,834,400                 1.06                        3,762,383                 1.11
                         --------------           ------------             -------------------            -------------
                            $43,672,608                12.08%                    $ 56,241,091                16.45%
                         ==============           ============             ===================            =============

MLAM'S Cash Management

MLAM invests approximately 80% of the Fund's assets in Government Securities. As of June 30, 1999 and December 31, 1998, the Fund's MLAM account totalled approximately $304 million and $264 million, respectively.

As of June 30, 1999, the Fund's MLAM account held the following securities:

 Par Value         Description                           Rate          Maturity Date        Fair Value
 ----------------  ------------------------------------  ------------- -------------------- ------------------

 Long-Term
 ----------------

      12,000,000   Federal National Mortgage Association       5.720%  January 9, 2001          $  11,982,360
      25,000,000   Federal National Mortgage Association       5.625%  March 15, 2001              24,914,000
      23,000,000   Federal National Mortgage Association       5.375%  March 15, 2002              22,597,500
      24,000,000   U.S. Treasury Note                          5.375%  July 31, 2000               24,000,000
       3,000,000   U.S. Treasury Note                          6.000%  August 15, 2000              3,019,219
      20,000,000   U.S. Treasury Note                          4.500%  September 30, 2000          19,784,375
      10,000,000   U.S. Treasury Note                          5.750%  November 15, 2000           10,042,185
      25,500,000   U.S. Treasury Note                          4.625%  November 30, 2000           25,225,079
       8,000,000   U.S. Treasury Note                          4.500%  January 31, 2001             7,885,000
      20,000,000   U.S. Treasury Note                          5.375%  February 15, 2001           19,971,875
      15,000,000   U.S. Treasury Note                          5.000%  February 28, 2001           14,889,844
      13,500,000   U.S. Treasury Note                          5.625%  May 15, 2001                13,527,422
      13,000,000   U.S. Treasury Note                          5.875%  November 30, 2001           13,083,281
       1,000,000   U.S. Treasury Note                          6.000%  July 31, 2002                1,010,469
       2,000,000   U.S. Treasury Note                          5.750%  April 30, 2003               2,003,125
       5,000,000   U.S. Treasury Note                          5.250%  August 15, 2003              4,916,407
                                                                                            -----------------
                                                                       Subtotal                   218,852,141
                                                                                            -----------------

 Short-Term
 ----------------

      42,815,000   Federal National Mortgage Association      0.000%   July 19, 1999               42,707,963
       9,205,000   Federal Home Loan Mortgage Corp.           0.000%   July 8, 1999                 9,194,875
      15,070,000   Federal Home Loan Mortgage Corp.           0.000%   July 22, 1999               15,026,297
       3,000,000   U.S. Treasury Note                         5.500%   March 31, 2000               3,007,500
      15,000,000   U.S. Treasury Note                         6.375%   May 15, 2000                15,138,281
                                                                                            -----------------
                                                                       Subtotal                    85,074,916
                                                                                            -----------------
                                                   Total Government Securities                  $ 303,297,057
                                                                                            =================

As of December 31, 1998, the Fund's MLAM account held the following securities:

 Par Value         Description                           Rate          Maturity Date        Fair Value
 ----------------  ------------------------------------  ------------- -------------------- ------------------

 Long-Term
 ----------------

       2,000,000   U.S. Treasury Note                          5.625%  December 31, 1999          $ 2,019,531
      13,000,000   U.S. Treasury Note                          5.500%  February 29, 2000           13,123,906
      26,000,000   U.S. Treasury Note                          5.500%  March 31, 2000              26,260,000
      15,000,000   U.S. Treasury Note                          6.375%  May 15, 2000                15,335,156
      34,000,000   U.S. Treasury Note                          5.375%  July 31, 2000               34,377,188
       3,000,000   U.S. Treasury Note                          6.000%  August 15, 2000              3,062,344
      20,000,000   U.S. Treasury Note                          4.500%  September 30, 2000          19,959,375
      10,000,000   U.S. Treasury Note                          5.750%  November 15, 2000           10,195,313
       4,000,000   U.S. Treasury Note                          5.625%  November 30, 2000            4,071,875
      20,000,000   U.S. Treasury Note                          5.375%  February 15, 2001           20,312,500
       3,500,000   U.S. Treasury Note                          5.625%  May 15, 2001                 3,584,766
       1,000,000   U.S. Treasury Note                          6.000%  July 31, 2002                1,042,656
       2,000,000   U.S. Treasury Note                          5.750%  April 30, 2003               2,082,187
       5,000,000   U.S. Treasury Note                          5.250%  August 15, 2003              5,128,125
      10,000,000   Federal National Mortgage Association       4.450%  October 16, 2000             9,910,000
      24,000,000   Federal National Mortgage Association       4.820%  December 18, 2000           23,928,721
      12,000,000   Federal National Mortgage Association       5.720%  January 9, 2001             12,167,760
       3,000,000   Federal National Mortgage Association       5.420%  January 23, 2001             3,025,200
                                                                                            -----------------

                                                                       Subtotal                   209,586,603
                                                                                            -----------------

 Short-Term
 ----------------

      12,849,000   Federal National Mortgage Association       5.090%  January 14, 1999            12,823,301
      41,655,000   Federal National Mortgage Association       5.080%  January 21, 1999            41,530,035
                                                                                            ------------------
                                                                       Subtotal                    54,353,336
                                                                                            ------------------
                                                 Total Government Securities                    $ 263,939,939
                                                                                            ==================



                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2. Changes in Securities and Use of Proceeds

        (a) None.
        (b) None.
        (c) None.
        (d) The Fund originally registered units of limited partnership interest. The Fund subsequently registered an additional 2,960,000 units of limited partnership interest. As of June 30, 1999, the Fund has sold 2,944,316 units of limited partnership interest, with an aggregate price of $356,477,697.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        There are no exhibits required to be filed as part of this report.

        (b)  Reports on Form 8-K.

        There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                            ML JWH STRATEGIC ALLOCATION FUND L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   (General Partner)



Date:  August 10, 1999      By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 10, 1999      By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer