Form 10-Q
period 1999-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 1999-11-12
CIK 1005177

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

                                      OR


() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ________ to_________

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

                                609-282-6996
              --------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                               September 30,       December 31,
                                                                   1999               1998
                                                             ----------------     ---------------
ASSETS
------
Equity in commodity futures trading accounts:
   Cash and options premium                                  $   40,235,355       $   34,991,460
   Net unrealized profit on open contracts                        5,144,250           26,157,000
Government Securities
   (Cost $345,379,119 and $263,057,253, respectively)           343,267,792          263,939,939
Cash                                                                     86               57,273
Accrued interest                                                  2,859,908            3,064,653
                                                            ---------------      ---------------
        TOTAL                                                $  391,507,391       $  328,210,325
                                                            ===============      ===============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                        $    5,285,001       $    5,952,585
  Profit share payable                                                    -            5,436,351
  Brokerage commissions payable                                   2,501,662            2,086,278
  Administrative fees payable                                        80,699               67,299
  Ongoing offering expenses payable                                  21,755                    -
                                                            ---------------      ---------------
        Total liabilities                                         7,889,117           13,542,513
                                                            ---------------      ---------------
MINORITY INTEREST                                                 4,309,997              154,901

PARTNERS' CAPITAL:
 General Partner (28,456 and 17,281 Units)                        4,442,825            2,667,093
 Limited Partners (2,400,990 and 2,020,545 Units)               374,865,452          311,845,818
                                                            ---------------      ---------------

        Total partners' capital                                 379,308,277          314,512,911
                                                            ---------------      ---------------
          TOTAL                                              $  391,507,391       $  328,210,325
                                                            ===============      ===============

NET ASSET VALUE PER UNIT
(Based on 2,429,446 and 2,037,826 Units outstanding)         $       156.13       $       154.34
                                                            ===============      ===============

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                       For the three       For the three       For the nine        For the nine
                                       months ended        months ended        months ended        months ended
                                       September 30,       September 30,       September 30,       September 30,
                                          1999                1998                1999                1998
                                      --------------      ---------------     --------------      --------------
REVENUES:
  Trading (loss) profit:
     Realized                         $    4,302,870      $   (2,916,484)     $   40,090,981      $   12,907,329
     Change in unrealized                (20,829,286)         49,608,048         (23,784,619)         31,026,507
                                      --------------      --------------      --------------      --------------
          Total trading results          (16,526,416)         46,691,564          16,306,362          43,933,836
                                      --------------      --------------      --------------      --------------
  Interest income                          4,822,038           3,154,307          13,007,356           9,108,742
                                      --------------      --------------      --------------      --------------
          Total revenues                 (11,704,378)         49,845,871          29,313,718          53,042,578
                                      --------------      --------------      --------------      --------------

EXPENSES:
  Administrative fees                        239,279             155,388             675,066             423,017
  Brokerage commissions                    7,417,624           4,817,019          20,927,045          13,113,522
  Ongoing offering expenses                   43,511                   -              43,511                   -
                                      --------------      --------------      --------------      --------------
          Total expenses                   7,700,414           4,972,407          21,645,622          13,536,539
                                      --------------      --------------      --------------      --------------
  INCOME BEFORE
  MINORITY INTEREST AND
  PROFIT SHARE ALLOCATION                (19,404,792)         44,873,464           7,668,096          39,506,039

  Profit Share Allocation                          -                   -                   -                   -
  Minority Interest                          (33,927)         (5,136,589)         (4,155,830)         (5,135,013)
                                      --------------      --------------      --------------      --------------
NET INCOME                            $  (19,438,719)     $   39,736,875      $    3,512,266      $   34,371,026
                                      ==============      ==============      ==============      ==============
NET INCOME PER UNIT:
  Weighted average number of units
     outstanding                           2,398,632           1,705,868           2,270,203           1,638,537
                                      ==============      ==============      ==============      ==============
  Net income per weighted average
     General Partner and Limited
     Partner Unit                     $        (8.10)     $        23.29      $         1.55      $        20.98
                                      ==============      ==============      ==============      ==============

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                                                Limited          General
                                                Units           Partners         Partner           Total
                                             -----------     -------------     -----------     -------------
PARTNERS' CAPITAL,
 December 31, 1997                             1,652,429     $ 221,181,356     $ 2,455,940     $ 223,637,296

Additions                                        412,648        55,482,679         101,403        55,584,082

Net Income                                             -        34,017,667         353,359        34,371,026

Redemptions                                     (214,703)      (28,496,960)       (313,118)      (28,810,078)
                                              ----------     -------------     -----------     -------------
 PARTNERS' CAPITAL,
 September 30, 1998                            1,850,374     $ 282,184,742     $ 2,597,584     $ 284,782,326
                                              ==========     =============     ===========     =============

PARTNERS' CAPITAL,
 December 31, 1998                             2,037,826     $ 311,845,818     $ 2,667,093     $ 314,512,911

Additions                                        566,800        86,865,746       1,788,180        88,653,926

Net Income                                             -         3,524,714         (12,448)        3,512,266

Redemptions                                     (175,180)      (27,370,826)              -       (27,370,826)
                                              ----------     -------------     -----------     -------------
PARTNERS' CAPITAL,
 September 30, 1999                            2,429,446     $ 374,865,452     $ 4,442,825     $ 379,308,277
                                              ==========     =============     ===========     =============

See notes to consolidated financial statements.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership" or the "Fund") as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

     Credit Risk
     -----------

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margin, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

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


Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

                                           MONTH-END NET ASSET VALUE PER UNIT
        ---------------------------------------------------------------------------------------------------------
                    Jan       Feb       Mar       Apr       May       Jun       Jul       Aug       Sep
        ---------------------------------------------------------------------------------------------------------
         1998       $133.35   $132.47   $133.48   $128.97   $134.18   $132.11   $130.50   $143.13   $153.91
        ---------------------------------------------------------------------------------------------------------
         1999       $149.98   $153.82   $152.11   $158.66   $158.41   $164.26   $159.64   $159.75   $156.13
        ---------------------------------------------------------------------------------------------------------

The Net Asset Value per Unit varies, until June 30, 1998, from how it would be calculated for purposes of GAAP, due to the amortization of organization and initial offering costs.


Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

July 1, 1998 to September 30, 1998

The Fund recorded strong gains during the quarter - capitalizing for the most part on trending opportunities in interest rate and agricultural commodity markets worldwide - in the majority of the Fund's programs, reversing the modest losses experienced in the first half of the year. This favorable performance for the quarter was in direct contrast with the performance of world equity markets, which were down substantially.

Worldwide economic turmoil was the focus of investors during the quarter. Global investor uncertainty, the Russian default on its debt, decline in financial market liquidity, fears of recession, commodity deflation and a flight to quality, all contributed to the development of trends in key markets. Chief among these trends were the rising government bond markets, particularly in Germany and the U.S., where yields - which move in the opposite direction to prices - fell to historic lows. Positions in this sector resulted in substantial gains for the quarter.

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

July 1, 1999 to September 30, 1999

ML JWH Strategic Allocation Fund L.P. (the Fund) was unprofitable for the three-month period ending September 30, 1999. While certain markets traded were profitable, the overall market environment was marked by volatility and trend reversals. In such an environment, the Fund had a difficult time generating profits.

The interest rate sector provided a good example of volatility and trend reversals. Interest rates in the U.S. had been steadily rising for most of the year. This had generated profits for the Fund through most of 1999. During the third quarter, the market became choppy, as U.S. interest rates changed direction several times. As a result, this was an unprofitable market for the Fund. Interest rates in the Pacific rim performed similarly. However, European interest rates continued a long-term trend of rising, but were not enough to offset losses incurred in the U.S. and Pacific rim markets.

In the currency markets the strength in the Japanese yen yielded profits for the Fund, despite attempts by the Japanese central bank to talk the dollar up and, on a small scale, to intervene outright to prop up the dollar versus the yen. But the profit in the yen was more than eroded by trading in European currencies, and the sector overall was unprofitable.

Extreme heat in the United States led to volatility in agricultural prices. While the long-term trend had been a decline in prices in the agricultural sector, in the third quarter it was punctuated by sharp rises in certain agricultural markets, which led to Fund losses. A multi-year down trend in gold was abruptly reversed in the last days of the quarter and losses were registered in metals.

During the third quarter the strongest performing sector for the Fund was energy. The doubling of the price of crude oil through 1999 has been a very profitable trend for the Fund.

YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contignency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 1999 and December 31, 1998, and the average of the three and nine month periods ending September 30, 1999. As of September 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $379 million and $314 million, all of which was allocated to trading.

                           September 30, 1999                    December 31, 1998
                     ------------------------------       ------------------------------
                                         % OF TOTAL                           % OF TOTAL
MARKET SECTOR        VALUE AT RISK   CAPITALIZATION       VALUE AT RISK   CAPITALIZATION
-------------        -------------   --------------       -------------   --------------
Interest Rates       $  17,009,731             4.48%      $  12,538,585            3.98%
Currencies              16,776,636             4.42%          5,492,878            1.75
Stock Indices            2,715,599             0.72%            998,918            0.32
Metals                   4,294,700             1.13%          1,551,500            0.49
Commodities              2,621,997             0.69%          2,159,281            0.69
Energy                   5,411,500             1.43%          3,844,500            1.22
                     -------------   --------------       -------------   -------------
                     $  48,830,163            12.87%      $  26,585,662            8.45%
                     =============   ==============       =============   =============

                            Average month-end                     Average month-end
                             For the Period                        For the Period
                    July 1999 through September 1999   January 1999 through September 1999
                    --------------------------------   -----------------------------------
                                         % OF TOTAL                            % OF TOTAL
MARKET SECTOR        VALUE AT RISK   CAPITALIZATION     VALUE AT RISK      CAPITALIZATION
-------------       --------------   --------------    ----------------   ----------------
Interest Rates      $   15,647,089             4.15%   $     26,779,448               7.57%
Currencies              13,374,621             3.55%         12,402,195               3.51%
Stock Indices            2,976,844             0.79%          3,185,187               0.90%
Metals                   3,230,467             0.86%          2,645,628               0.75%
Commodities              2,640,126             0.70%          2,596,396               0.73%
Energy                   4,973,900             1.32%          4,166,222               1.18%
                    --------------   --------------    ----------------   ----------------
                    $   42,843,047            11.37%   $     51,775,076              14.64%
                    ==============   ==============    ================   ================

MLAM'S Cash Management

MLAM invests approximately 80% of the Fund's assets in Government Securities. As of September 30, 1999 and December 31, 1998, the Fund's MLAM account totalled approximately $343 million and $264 million, respectively.

As of September 30, 1999, the Fund's MLAM account held the following securities:

                    As of September 30, 1999

Par Value           Description                             Rate             Maturity Date            Fair Value
--------------      ---------------------------------       -----------      -------------------      -----------------

Long-Term
--------------
    12,000,000      Federal National Mortgage Association        5.720%      January 9, 2001          $      11,954,760
    25,000,000      Federal National Mortgage Association        5.625%      March  15, 2001                 24,859,500
    23,000,000      Federal National Mortgage Association        5.375%      March  15, 2002                 22,590,370
    59,500,000      U.S. Treasury Note                           4.625%      November 30, 2000               58,969,399
     8,000,000      U.S. Treasury Note                           4.500%      January 31, 2001                 7,893,124
    30,000,000      U.S. Treasury Note                           5.375%      February 15, 2001               29,922,656
    15,000,000      U.S. Treasury Note                           5.000%      February 28, 2001               14,886,328
    13,500,000      U.S. Treasury Note                           5.625%      May 15, 2001                    13,500,000
    15,000,000      U.S. Treasury Note                           5.750%      June 30, 2001                   15,024,609
    20,000,000      U.S. Treasury Note                           4.500%      September 30, 2000              19,814,063
     1,000,000      U.S. Treasury Note                           6.000%      July 31, 2002                    1,007,578
    13,000,000      U.S. Treasury Note                           5.875%      November 30, 2001               13,057,891
                                                                                                      -----------------

                                                            Subtotal                                        233,480,278
                                                                                                      -----------------


Short-Term
--------------

    18,025,000      Federal National Mortgage Association        0.000%      October 15, 1999                17,987,148
    61,902,000      Federal Home Loan Mortgage Corp.             0.000%      October 15, 1999                61,772,006
     3,000,000      U.S. Treasury Note                           5.500%      March 31, 2000                   3,005,391
    24,000,000      U.S. Treasury Note                           5.375%      July 31, 2000                   24,007,500
     3,000,000      U.S. Treasury Note                           6.000%      August 15, 2000                  3,015,469
                                                                                                      -----------------

                                                            Subtotal                                        109,787,514
                                                                                                      -----------------

                                                      Total Government Securities                     $     343,267,792
                                                                                                      =================

As of December 31, 1998, the Fund's MLAM account held the following securities:

                 As of December 31, 1998

Par Value        Description                             Rate                 Maturity Date               Fair Value
-----------      -------------------------------------   ---------            ----------------            -------------

Long-Term
---------
  2,000,000      U.S. Treasury Note                           5.625%          December 31, 1999        $      2,019,531
 13,000,000      U.S. Treasury Note                           5.500%          February 29, 2000              13,123,906
 26,000,000      U.S. Treasury Note                           5.500%          March 31, 2000                 26,260,000
 15,000,000      U.S. Treasury Note                           6.375%          May 15, 2000                   15,335,156
 34,000,000      U.S. Treasury Note                           5.375%          July 31, 2000                  34,377,188
  3,000,000      U.S. Treasury Note                           6.000%          August 15, 2000                 3,062,344
 20,000,000      U.S. Treasury Note                           4.500%          September 30, 2000             19,959,375
 10,000,000      U.S. Treasury Note                           5.750%          November 15, 2000              10,195,313
  4,000,000      U.S. Treasury Note                           5.625%          November 30, 2000               4,071,875
 20,000,000      U.S. Treasury Note                           5.375%          February 15, 2001              20,312,500
  3,500,000      U.S. Treasury Note                           5.625%          May 15, 2001                    3,584,766
  1,000,000      U.S. Treasury Note                           6.000%          July 31, 2002                   1,042,656
  2,000,000      U.S. Treasury Note                           5.750%          April 30, 2003                  2,082,187
  5,000,000      U.S. Treasury Note                           5.250%          August 15, 2003                 5,128,125
 10,000,000      Federal National Mortgage Association        4.450%          October 16, 2000                9,910,000
 24,000,000      Federal National Mortgage Association        4.820%          December 18, 2000              23,928,721
 12,000,000      Federal National Mortgage Association        5.720%          January 9, 2001                12,167,760
  3,000,000      Federal National Mortgage Association        5.420%          January 23, 2001                3,025,200
                                                                                                       ----------------

                                                         Subtotal                                           209,586,603
                                                                                                       ----------------

Short-Term
-----------
12,849,000       Federal National Mortgage Association        5.090%          January 14, 1999               12,823,301
41,655,000       Federal National Mortgage Association        5.080%          January 21, 1999               41,530,035
                                                                                                       ----------------

                                                         Subtotal                                            54,353,336
                                                                                                       ----------------
                                                         Total Government Securities                   $    263,939,939
                                                                                                       ----------------

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d) The Fund originally registered units of limited partnership interest. The Fund subsequently registered an additional 2,960,000 units of limited partnership interest. As of September 30, 1999, the Fund has sold 3,093,664 units of limited partnership interest, with an aggregate price of $381,987,372.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits

               There are no exhibits required to be filed as part of this report.

               (b) Reports on Form 8-K.

               There were no reports on Form 8-K filed during the first nine months of fiscal 1999.

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



                                     ML JWH STRATEGIC ALLOCATION FUND L.P.




                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                (General Partner)




Date:  November 12, 1999                By /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director



Date:  November 12, 1999                By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer