Form 10-K405
period 1999-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2000-03-30
CIK 1005177

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1999
                                      or
                ( ) Transition Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 0-28928

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                              13-3887922
          -------------------------------              -------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                       800 Scudders Mill Road Section 2G
                         Plainsboro, New Jersey 08536
                         -----------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (609) 282-6996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: as of February 1, 2000, limited partnership units with an aggregate net asset value of $349,592,017 were held by non-affiliates.

                      Documents Incorporated by Reference

The registrant's "1999 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1999, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.

                      ANNUAL REPORT FOR 1999 ON FORM 10-K


                               Table of Contents
                               -----------------

Table of Contents
-----------------

                                                   PART I                                          PAGE
                                                   ------                                          ----
Item 1.     Business.............................................................................     1

Item 2.     Properties...........................................................................    10

Item 3.     Legal Proceedings....................................................................    10
 .
Item 4.     Submission of Matters to a Vote of Security Holders..................................    12

                                                   PART II
                                                   -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................    12

Item 6.     Selected Financial Data..............................................................    13

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations...........................................................................    15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................    16

Item 8.     Financial Statements and Supplementary Data..........................................    22

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure...........................................................................    23

                                                  PART III
                                                  --------

Item 10.    Directors and Executive Officers of the Registrant...................................    23

Item 11.    Executive Compensation...............................................................    25

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................    25

Item 13.    Certain Relationships and Related Transactions.......................................    26

                                                   PART IV
                                                   -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................    27

                                    PART I

Item 1: Business
        --------

     (a)  General Development of Business:
          -------------------------------

          ML JWH Strategic Allocation Fund L.P. (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and began trading operations on July 15, 1996. The Fund trades in the international futures and forward markets applying multiple proprietary trading strategies under the direction of John W. Henry & Company, Inc. ("JWH (R)").

          Merrill Lynch Investment Partners Inc. ("MLIP") is the general partner of the Fund. Merrill Lynch Futures Inc. ("MLF") is the Fund's commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Fund within parameters established by MLIP (for which MLAM assumes no responsibility). MLIP is a wholly-owned subsidiary of Merrill Lynch Group Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). MLF and MLAM are each indirect wholly-owned subsidiaries of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch").

          JWH/R/ has been the sole trading advisor for the Fund since inception. JWH/R/ manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $2.2 billion in client capital as of December 31, 1999.

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

          As of December 31, 1999, the aggregate Net Asset Value of the Fund was $360,219,859, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $146.40.

          Through December 31, 1999, the highest month-end Net Asset Value per Unit was $164.26 (June 30, 1999) and the lowest $98.89 (August 31, 1996).

     (b)  Financial Information about Segments:
          ------------------------------------

          The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

     (c)  Narrative Description of Business:
          ---------------------------------

          General

          The Fund trades in the international futures, options on futures and forward markets applying the multiple proprietary trading strategies ("Programs") of JWH/R/. In managing the Fund's trading, JWH/R/ uses its "JWH/R/ Strategic Allocation Program" in which JWH/R/ selects, and allocates and reallocates Fund assets in any different combinations of, its JWH/R/ Programs. The Fund's primary objective is achieving, through speculative trading, substantial long-term capital appreciation. At the same time, the use of multiple JWH Programs has the potential to reduce the expected volatility and risk of loss which would typically be associated with the use of any single Program.

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

Leverage Considerations

          The larger the Fund's market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which the Fund is said to be trading. In general, the larger the Fund's market commitment, the greater the profit potential as well as risk of loss. JWH/R/ adjusts the Fund's market commitment to levels which JWH/R/ believes are consistent with the Fund's desired internal risk/reward profile. For example, in volatile markets, JWH/R/ might decide -- in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential -- that the positions ordinarily appropriate for a $50 million Fund allocation are all a $75 million allocation should acquire. On the other hand, market factors might cause JWH/R/ to decide -- in order to increase market exposure and, accordingly, profit potential as well as risk of loss -- that the positions ordinarily indicated for a $100 million allocation are appropriate for a Fund allocation of only $50 million.

          At certain times -- often after substantial gains in several of the Programs -- JWH/R/ may conclude that the Fund's portfolio offers more risk than reward. If so, JWH/R/ may reduce the Fund's market commitment, both taking profits and controlling risk. Conversely, JWH/R/ may commit more than the total assets of the Fund to the markets if the profit potential seems to justify the added risk.

John W. Henry & Company, Inc.

Background

          John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John W. Henry & Co., Inc. to conduct business as a commodity trading advisor. JWH/R/ reincorporated in Florida in 1997. JWH/R/'s offices are at 301 Yamato Road, Suite 2200, Boca Raton, Florida, 33431-4931, (561) 241-0018 and One Glendinning Place, Westport, Connecticut 06880, (203) 221-0431. JWH/R/'s registration as a Commodity Trading Advisor became effective in November 1980. JWH is a member of the National Futures Association ("NFA") in this capacity.

Trading Strategy

          The following description of JWH's trading strategy relates to JWH/R/ generally and not to the Fund itself.

          General

          JWH/R/ specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH/R/ has developed and implemented proprietary trend-following trading techniques that focus on long-term rather than short-term, day-to-day trends. JWH/R/ currently operates eleven trading programs.

          Implementing the Program

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

          The greatest cumulative percentage decline in daily net asset value which JWH/R/ has experienced in any single program was nearly sixty percent on a composite basis since its inception. Investors in the Fund should understand that similar or greater drawdowns are possible in the future.

          To reduce exposure to volatility in any particular market, most JWH/R/ programs participate in several markets at one time. In total, JWH/R/ participates in up to 60 markets, encompassing interest rates, foreign exchange, and commodities such as agricultural products, energy and precious metals. Most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

          Throughout the investment process, risk controls designed to reduce the possibility of an extraordinary loss in any one market are maintained. Proprietary research is conducted on an ongoing basis to refine the JWH/R/ investment strategies and attempt to reduce volatility while maintaining the potential for excellent performance.

          JWH/R/ at its sole discretion may override computer-generated signals, and may at times use discretion in the application of its quantitative models which may affect performance positively or negatively. This could occur, for example, when JWH/R/ determines that markets are illiquid or erratic, such as may occur cyclically during holiday seasons or on the basis of irregularly-occurring market events. Subjective aspects of JWH/R/'s quantitative models also include the determination of the size of the position in relation to account equity, when an account should commence trading, markets traded, contracts and contract month selection, and effective trade execution.

          Program Modifications

          Proprietary research is conducted on an ongoing basis to refine the JWH/R/ investment strategies and attempt to reduce volatility. While the basic philosophy underlying the firm's investment methodology has remained intact throughout its history, the potential benefits of employing more than one investment methodology, or in varying combinations, is a subject of continual testing, review and evaluation. Extensive research may suggest substitution of alternative investment methodologies with respect to particular contracts in light of relative differences in historical performance achieved through testing different methodologies. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program or a change in the degree of leverage employed. However, most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

          All cash in a JWH/R/ investment program is available to be used to trade in a JWH/R/ program. The amounts committed to margin will vary from time to time. As capital in each JWH/R/ trading program increases, additional emphasis and weighting may be placed on certain markets which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH/R/ may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLIP will generally not be informed of any such changes.

          Adjustments to the size of trading positions taken in relation to account equity have been and continue to be an integral part of JWH/R/'s investment strategy. At its discretion, JWH/R/ may adjust position size in relation to account equity in certain markets or entire programs. Position size in relation to account equity adjustments may be made at certain times for some accounts but not for others. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change position size in relation to account equity may positively or negatively affect performance, and will alter risk exposure for an account. Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such position size in relation to account equity adjustments will be to the financial advantage of investors in the Fund. JWH/R/ reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLIP.

          Addition, Redemption and Reallocation of Capital for Commodity Pool or Fund Accounts

          Investors purchase or redeem Units at Net Asset Value on the close of business on the last business day of the month. In order to provide market exposure commensurate with the Fund's equity on the date of these transactions, JWH's general practice is to adjust positions as near as possible to the close of business on the last trading date of the month. The intention is to provide for additions and redemptions at an NAV that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month. Therefore, JWH/R/ may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading. Based on JWH/R/'s determination of liquidity or other market conditions, JWH/R/ may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month. No assurance is given that JWH/R/ will be able to achieve the objectives described above in connection with Fund equity level changes. The use of discretion by JWH/R/ in the application of this procedure may affect performance positively or negatively.

          Physical and Cash Commodities

          JWH/R/ may from time to time trade in physical or cash commodities for immediate or deferred delivery, including specifically gold bullion, as well as futures and forward contracts when JWH/R/ believes that cash markets offer comparable or superior market liquidity or the ability to execute transactions at a single price. The Commodity Futures Trading Commission ("CFTC") does not regulate cash transactions, which are subject to the risk of the counterparties' failure, inability or refusal to perform with respect to such contracts.

          The Joint Venture Agreement

          The advisory arrangement between the Fund and JWH/R/ is a joint venture, a general partnership structure. The Joint Venture Agreement terminates December 31, 2000, subject to automatic one-year renewals, unless either the Fund or JWH/R/ elects not to renew.

          The Fund has agreed to indemnify JWH/R/ and related persons for any claims or proceedings involving the business or activities of the Fund, provided that the conduct of such persons does not constitute negligence, misconduct or breach of the Joint Venture Agreement or of any fiduciary obligation to the Fund and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Fund.

          JWH/R/ and related persons will not be liable to the Joint Venture, the Fund or any of the Partners in connection with JWH/R/'s management of the Fund's assets except (i) by reason of acts or omissions in breach of the Joint Venture Agreement, (ii) due to their misconduct or negligence, or (iii) by reason of not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Fund. Mr. John W. Henry will not be liable except for his fraud or willful misconduct.

          JWH has invested $100,000 in the Joint Venture.

          The Partnership and the Joint Venture are herein collectively referred to as the "Fund" unless the context otherwise requires.

          Use of Proceeds and Cash Management Income

          Subscription Proceeds.  The Fund's assets are used as security
          ---------------------
for and to pay the Fund's trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH/R/ to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Fund. While being used for this purpose, the Fund's assets are also generally available for cash management, as more fully described below under "-- Available Assets."

          Market Sectors.  The Fund trades in a diversified group of
          --------------
markets under the direction of JWH/R/. JWH/R/ can, and does, from time to time materially alter the allocation of its overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by JWH or the rapidity with which JWH may alter its market sector allocations.

          Market Types.  The Fund trades on a variety of United States
          ------------
and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

          Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

          In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

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

          The Fund's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

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

          The Government Securities acquired by MLAM on behalf of the Fund are maintained in a custodial account at a Merrill Lynch affiliate and are specifically traceable to the Fund. All income earned on such Government Securities is to the benefit of the Fund.

          MLF pays all fees due to MLAM in respect of its management of a portion of the Fund's U.S. dollar Available Assets.

          MLAM does business as Merrill Lynch Asset Management. MLAM is a limited partnership. ML&Co. is its limited partner, and Princeton Services, Inc., a wholly-owned subsidiary of ML&Co., is the general partner. As of December 31, 1999, the Asset Management Group of ML&Co. (which includes MLAM) had a total of approximately $557 billion in investment company and other portfolio assets under management.

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

          The use of the offset account arrangements for the Fund's U.S.
dollar Available Assets not managed by MLAM may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets not managed by MLAM to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund not managed by MLAM would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

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

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
-------
Fund, the Fund itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term rates on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

          The Fund holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Fund's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Partnership while held in foreign currencies are subject to exchange rate risk.

     Charges

     The following table summarizes the charges incurred by the Fund during 1999, 1998 and 1997.

                                                    1999                     1998                  1997
                                            -------------------------------------------------------------------
                                                   Dollar                   Dollar                Dollar
                         Charges                   Amount                   Amount                Amount
     ----------------------------------------------------------------------------------------------------------
       Brokerage                                   $   28,008,137           $   19,086,026        $    7,377,236
       Commissions
       Administrative Fees                                903,488                  615,678               560,556
       Organizational and Initial                         108,777                   98,530               298,039
       Offering Costs
                                            --------------------------------------------------------------------
       Total                                       $   29,020,402           $   19,800,234        $   18,235,831
                                            ====================================================================

          In addition to the above charges, the Fund and JWH/R/ share in the profits of the Joint Venture, 15% of the Joint Venture's quarterly New Trading Profits are allocated to JWH/R/. For the years ended December 31, 1999, 1998 and 1997, JWH /R/ received a profit share allocation of $4,103,927, $5,383,828 and $2,601,187 and earned interest of $103,835, $52,523 and $39,007 on such amounts, respectively.


                        Description of Current Charges
                        ------------------------------

          The Fund and the Fund/JWH/R/ Joint Venture are subject to the following charges and priority profit allocation (Profit Share):


Recipient           Nature of Payment             Amount of Payment
---------           -----------------             -----------------

MLIP                Organizational and ongoing    Up to .25 of 1% of the
                    offering costs reimbursement  Fund's average month-end
                                                  assets. (currently estimated
                                                  at $261,000 annually)

MLF                 Brokerage commissions         A flat-rate, monthly Brokerage
                                                  Commissions of 0.646 of 1% of
                                                  the Fund/JWH Joint Venture's
                                                  month-end assets (a 7.75%
                                                  annual rate).

                                                  During 1999, 1998 and 1997,
                                                  the round-turn (each purchase
                                                  and sale or sale and purchase
                                                  of a single futures contract)
                                                  equivalent rate of the Fund's
                                                  flat-rate Brokerage
                                                  Commissions was approximately
                                                  $264, $145 and $212.

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

MLIB; Other              Bid-ask spreads          Bid-ask spreads on forward and
Counterparties                                    related trades.

Government Securities    Bid-ask spreads          The dealers with which MLAM
 Dealers                                          executes Government Securities
                                                  trades include bid-ask spreads
                                                  in the prices they quote to
                                                  the Fund.


JWH                      Profit Share             15% of any New Trading
                                                  Profits, (as the Fund owns
                                                  substantially all of the
                                                  Fund/JWH joint venture, such
                                                  special allocation effectively
                                                  is made out of Trading Profits
                                                  which the Fund would otherwise
                                                  have received).

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

JWH                               Consulting Fees                    MLF pays JWH/R/ annual Consulting Fees of 4% of the
                                                                     Fund's average month-end assets, after
                                                                     reduction for a portion of the Brokerage
                                                                     Commissions.

MLF; Other                        Extraordinary expenses             Actual payments to third parties; none paid to
Third Parties                                                        date.

          Regulation

          MLIP, JWH/R/ and MLF are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) -- not applicable.

          (xiii)  The Fund has no employees.

     (d)  Financial Information about Geographic Areas:
          --------------------------------------------

          The Fund and the Joint Venture do not engage in material operations in foreign countries, nor is a material portion of the Fund's revenues derived from customers in foreign countries. The Fund does, however, trade from the United States on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

Item 2: Properties
        ----------

          The Fund does not use any physical properties in the conduct of its business.

          The Fund's only place of business is the place of business of MLIP (Merrill Lynch Investment Partners Inc., Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Fund from MLIP's offices.

Item 3: Legal Proceedings
        -----------------

        JWH/R/

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

               The Fund has never submitted any matter to a vote of its Limited Partners.

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

         (b)   Holders:
               -------

               As of December 31, 1999, there were 9,429 holders of Units, including MLIP.

         (c)   Dividends:
               ---------

               MLIP has not made, and does not contemplate making, any distributions on the Units.

         (d)   Recent Sales of Unregistered Securities; Use of Proceeds from
               -------------------------------------------------------------
Registered Securities:
---------------------

               The Fund originally registered 2,000,000 units of limited partnership interest. The Fund subsequently registered an additional 2,960,000 units of limited partnership interest. As of December 31, 1999, the Fund has sold 4,123,182 units of limited partnership interest, with an aggregate price of $429,731,810.

Item 5(b)

               Not applicable.

Item 6:  Selected Financial Data
         -----------------------

         The following selected financial data has been derived from the audited consolidated financial statements of the Partnership:


                                            For the Year               For the Year              For the Year     For the Period
                                               Ended                      Ended                     Ended        July 15, 1996 to
                                             December 31,               December 31,             December 31,      December 31,
Income Statement Data                           1999                       1998                     1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
Trading Profits (Loss):
    Realized Gain                           $  9,335,723               $ 35,957,735              $ 18,820,033       $  29,800,074
    Change in Unrealized Gain                (14,570,342)                12,141,395                10,201,917           4,696,372
                                           ----------------------------------------------------------------------------------------
    Total Trading Results                     (5,234,619)                48,099,130                29,021,950          34,496,446

Interest Income                               17,854,409                 12,766,955                12,021,263           3,030,330
                                           ----------------------------------------------------------------------------------------
    Total Revenues                            12,619,790                 60,866,085                41,043,213          37,526,776
                                           ----------------------------------------------------------------------------------------
Expenses:
    Brokerage Commissions                     28,008,137                 19,086,026                17,377,236           4,873,368
    Administrative Fees                          903,488                    615,678                   560,556             157,205
    Ongoing Offering Expense                     108,777                          -                         -                   -
                                           ----------------------------------------------------------------------------------------
    Total Expenses                            29,020,402                 19,701,704                17,937,792           5,030,573
                                           ----------------------------------------------------------------------------------------
Net Income before Minority Interest and
Special Profit Share Allocation              (16,400,612)                41,164,381                23,105,421          32,469,203
Special Profit Share Allocation               (4,207,762)                (5,436,351)               (2,640,194)         (4,683,010)
Minority Interest In Income                        7,926                    (19,071)                  (12,447)            (23,383)
                                           ----------------------------------------------------------------------------------------
Net Income (Loss)                            (20,600,448)              $ 35,708,959              $ 20,452,780     $    27,789,810
                                           ========================================================================================

Balance Sheet Data                         December 31, 1999        December 31, 1998        December 31, 1997    December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------

Fund Net Asset Value                        $360,219,859               $314,512,911               $223,735,828    $   172,840,660
Net Asset Value per Unit                         $146.40                    $154.34                    $135.10    $        123.16
                                             --------------------------------------------------------------------------------------


* Balance sheet data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.



                                       MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------------------------------------------------

       Jan.     Feb.     Mar.     Apr.      May     June     July     Aug.     Sept.    Oct.     Nov.      Dec.
-----------------------------------------------------------------------------------------------------------------

1996      N/A      N/A     N/A       N/A      N/A      N/A  $ 98.98  $ 98.89  $104.32  $114.96  $122.58   $123.16
-----------------------------------------------------------------------------------------------------------------
1997  $126.87  $126.83  $126.92  $126.34  $122.41  $122.74  $131.47  $127.12  $126.28  $129.54  $130.80   $135.40
-----------------------------------------------------------------------------------------------------------------

1998  $133.35  $132.47  $133.48  $128.97  $134.18  $132.11  $130.50  $143.13  $153.91  $155.19  $142.61   $154.34
-----------------------------------------------------------------------------------------------------------------

1999  $149.98  $153.81  $152.11  $158.66  $158.41  $164.26  $159.64  $159.75  $156.13  $143.66  $146.91   $146.40
-----------------------------------------------------------------------------------------------------------------

          Prior to June 30, 1998, the Net Asset Value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.
                               December 31, 1999

  Type of Pool:  Single-Advisor/Publicly-Offered/Not "Principal Protected"/(1)/
                     Inception of Trading:   July 15, 1996
                    Aggregate Subscriptions:   $429,731,810
                     Current Capitalization:   $360,219,859
                  Worst Monthly Drawdown:(2)   (8.11)% (11/98)
          Worst Peak-to-Valley Drawdown:(3)   (10.26)%  (6/99 - 12/99)

-------------------------------------------------------------------------------------
                                       Monthly Rates of Return/(4)/
-------------------------------------------------------------------------------------
Month                       1999           1998            1997         1996
-------------------------------------------------------------------------------------
January                     (2.82)%        (1.51)%          3.01%          N/A
-------------------------------------------------------------------------------------
February                     2.56          (0.66)          (0.03)          N/A
-------------------------------------------------------------------------------------
March                       (1.11)          0.77            0.07           N/A
-------------------------------------------------------------------------------------
April                        4.30          (3.38)          (0.46)          N/A
-------------------------------------------------------------------------------------
May                         (0.15)          4.04           (3.11)          N/A
-------------------------------------------------------------------------------------
June                         3.69          (1.54)           0.27           N/A
-------------------------------------------------------------------------------------
July                        (2.81)         (1.22)           7.11         (1.02)%
-------------------------------------------------------------------------------------
August                       0.07           9.68           (3.31)        (0.09)
-------------------------------------------------------------------------------------
September                   (2.26)          7.53           (0.66)         5.49
-------------------------------------------------------------------------------------
October                     (7.99)          0.83            2.58         10.20
-------------------------------------------------------------------------------------
November                     2.26          (8.11)           0.97          6.62
-------------------------------------------------------------------------------------
December                    (0.35)          8.23            3.52          0.47
-------------------------------------------------------------------------------------
Compound Annual
Rate of Return              (5.15)%        14.00%           9.93%       23.15%
                                                                     (5-1/2 months)
-------------------------------------------------------------------------------------

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

Item 7: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

Results of Operations

General
-------

          Because JWH/R/'s systems are designed with the objective of identifying and profiting from long-term price trends, they are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

          While there can be no assurance that the JWH/R/ Programs will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Fund.

Performance Summary
-------------------

  1999

               Interest Rates and Stock Indices                    $(34,470,825)
               Commodities                                           (4,165,419)
               Currencies                                            27,765,382
               Energy                                                27,637,758
               Metals                                               (22,001,515)
                                                                    -----------
                                                                    $(5,234,619)
                                                                    ===========

        ML JWH Strategic Allocation Fund L.P. finished 1999 with gains in currencies and energies and losses in agricultural commodities, metals, interest rates and stock indices. Decreasing world inventories for oil pushed prices to some of their highest levels seen since the Gulf War. Positions in currencies were profitable as the yen appreciated throughout most of the year and the euro continued a downward bias since its inception. The announcement by European Central Banks to limit gold sales resulted in a spike in the gold market that proved unprofitable and diminished market liquidity. The Fund also suffered losses in Australian and Asian interest rates from volatile and uncertain market conditions.

        Currency trading produced the largest gains during 1999 for the Fund. The first half of the year saw profitable positions in the Japanese yen and Euro trading, which outweighed small losses in the British pound and the Australian dollar. The continuation of the strong dollar, especially relative to the new euro, offset losses in other markets. The second half of the year produced mixed results, as profitable trading in the Japanese yen were offset by losses in European and emerging currency trading. Long yen positions resulted in strong gains as the prospect of continued economic recovery boosted share prices in Japan and the yen appreciated against the dollar. Euro currency trading sustained losses as it continued to trade in the same choppy pattern that has been evident during most of 1999.

        Energy trading produced strong gains during 1999. The Fund profited from long positions in crude oil, gasoil and unleaded gas positions as OPEC cut production to 1.716 million barrels per day and this resulted in higher prices for crude. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and prices hitting ten-year highs.

        Trading in agricultural was unprofitable overall for Fund in 1999. Losses in coffee, corn, sugar and cotton, outweighed small gains in coffee, soybean and cocoa during the first half of the year. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances and unpredictable weather throughout the world. Despite a severe drought, Brazil issued higher than expected crop projections, this coupled the anticipation of supply/demand imbalance for coffee from an expected 2000-2001 bumper crop pushed coffee prices lower during the fourth quarter.

        Metals trading generated the large losses for the Fund in 1999 as losses in copper, nickel and silver offset gains in aluminum and gold. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Short positions in gold resulted in losses as prices hit multi-year highs. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

        Stock index trading was unprofitable for the Fund in 1999. The first half of the year saw gains in the in Nikkei 225, slightly outweigh losses in the All Ordinaries and the FTSE 100. The Nikkei 225 index continued to show upward trends during the first half of the year in response to the economic numbers that suggest the Japanese economy is firming. The second half of the year produced losses that offset the gains from the first half of 1999. Stock indices continued there volatile and choppy trading throughout the remainder of the year as losses in the FTSE 100 and All Ordinaries greatly offset gains in the Nikkei 225.

        Interest rate trading was volatile during the year as the Federal Reserve raised interest rates three times and the Japanese government's continued desire to keep short term rates at zero loomed over the markets throughout the year. Interest rates generated the largest losses for the Fund in 1999. Early in the year, the yield on the Japanese government ten-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector. The second half of the year saw losses in the both the short and long end of the U.S. yield curve as the bond markets were bearish after the Federal Reserve raised rates and the potential for more rates hikes in 2000. Also, the long end of the Japanese yield curve and short end of the Eurodollar yield curve generated losses during the fourth quarter.

  1998

                                                                    Total Trading
                                                                       Results

               Interest Rates and Stock Indices                     $44,472,322
               Commodities                                              218,353
               Currencies                                             1,242,166
               Energy                                                 9,562,147
               Metals                                                (7,395,858)
                                                                    -----------
                                                                    $48,099,130
                                                                    ===========

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

  1997

                                                                            Total Trading
                                                                               Results

                         Interest Rates and Stock Indices                    $ 19,982,977
                         Commodities                                           (2,328,550)
                         Currencies                                            19,023,250
                         Energy                                               (14,267,006)
                         Metals                                                 6,611,279
                                                                             ------------
                                                                             $ 29,021,950
                                                                             ============

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

Year 2000 Compliance Initiative

          In 1999 Merrill Lynch completed its efforts to address the Year 2000 problem (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems.

          In 1995 Merrill Lynch established the Year 2000 Compliance Initiative to address the internal and external risks associated with the Y2K issue. The initiative consisted of six phases, completed by the millennium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

          Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch attributable to the Y2K issue. Similarly we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch or in Merrill Lynch's capacity to transact business with others. Merrill Lynch continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K issue.

          As of December 31, 1999, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $510 million, including $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management, and the wind down of the efforts, has not yet been spent.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Introduction
------------

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

          The Fund, under the direction of JWH/R/, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

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

Quantifying the Fund's Trading Value at Risk
--------------------------------------------

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

The Fund's Trading Value at Risk in Different Market Sectors

          The following table indicates the average,highest and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal year 1999. During the fiscal year 1999, the Fund's average capitalization was approximately $352,593,851. As of December 31, 1998, the Fund's total capitalization was approximately $314,512,911.


                               December 31, 1999
                               -----------------

                                     Average Value       % of Average       Highest Value     Lowest Value
Market Sector                           at Risk         Capitalization         at Risk           at Risk
-------------                        -------------      --------------      -------------     ------------
Interest Rates                          23,626,211                6.70%        19,485,183       12,987,107
Currencies                              13,608,002                3.86%        17,225,422       11,644,992
Stock Indices                            3,366,115                0.95%         6,158,544        2,715,599
Metals                                   2,732,533                0.77%         2,993,250        1,561,000
Commodities                              2,797,471                0.79%         3,400,696        2,363,144
Energy                                   4,525,408                1.28%         5,602,967        3,989,200
                                       -----------               -----         ----------       ----------
  Total                                 50,655,740               14.37%        54,866,062       35,261,042
                                       ===========               =====         ==========       ==========

                               December 31, 1998
                               -----------------

                          Average Value       % of Average
Market Sector                at Risk         Capitalization
-------------             -------------      --------------
Interest Rates              $12,538,585                3.98%
Currencies                    5,492,878                1.75%
Stock Indices                   998,918                0.32%
Metals                        1,551,500                0.49%
Commodities                   2,159,281                0.69%
Energy                        3,844,500                1.22%
                            -----------               -----
  Total                      26,585,662                8.45%
                            ===========               =====

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

MLAM's Cash Management

          MLAM invests approximately 80% of the Fund's assets in Government Securities. As of December 31, 1999, the Fund's MLAM account totaled $302,660,752.

     As of December 31, 1999, the Fund's MLAM account held the following securities:

         Par Value                       Description             Rate           Maturity Date            Fair Value
         ---------                       -----------             ----           -------------            ----------

                         Long-Term
                         ---------
         30,000,000   U.S. Treasury Note                         5.375%        February 15, 2001      $  29,751,563
         15,000,000   U.S. Treasury Note                         5.000%        February 28, 2001         14,810,156
         13,500,000   U.S. Treasury Note                         5.625%        May 15, 2001              13,399,804
         13,000,000   U.S. Treasury Note                         6.125%        December 31, 2001         12,972,578
          1,000,000   U.S. Treasury Note                         6.000%        November 15, 2004            994,375
         25,000,000   U.S. Treasury Note                         5.875%        February 15, 2001         24,513,672
         12,000,000   Federal National Mortgage Association      5.720%        January 9, 2001           11,926,200
         25,000,000   Federal National Mortgage Association      5.625%        March 15, 2001            24,781,250
         23,000,000   Federal National Mortgage Association      5.375%        March 15, 2002            22,468,240
                                                                                                     --------------
                                                                                          Subtotal   $  155,617,838
                                                                                                     --------------
                         Short-Term
                         ----------

          8,125,000      Federal Home Loan Discount Note          0.000%        January 14, 2000     $    8,108,750
          6,370,000      Federal National Discount Note           0.000%        January 19, 2000          6,352,164
         50,550,000      Federal Home Loan Discount Note          0.000%        February 17, 2000        50,175,930
          4,000,000      U.S. Treasury Note                       5.375%        July 31, 2000             3,989,375
         20,000,000      U.S. Treasury Note                       4.500%        September 30, 2000       19,775,000
         59,500,000      U.S. Treasury Note                       4.625%        November 30, 2000        58,641,695
                                                                                                     --------------
                                                                                          Subtotal   $  147,042,914
                                                                                                     --------------
                                                                                          Total Debt $  302,660,752
                                                                                                     ==============

Qualitative Disclosures Regarding Primary Trading Risk Exposures

          The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and JWH/R/ for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

          The following were the primary trading risk exposures of the Fund as of December 31, 1999, by market sector.

          Interest Rates.  Interest rate risk is the principal market exposure
          --------------
of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

          Currencies.  The Fund trades in a large number of currencies. However,
          ----------
the Fund's major exposures have typically been in the dollar/yen, dollar/euro and dollar/pound positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

          Stock Indices.  The Fund's primary equity exposure is to G-7 equity
          -------------
index price movements. As of December 31, 1999, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

          Metals.  The Fund's primary metals market exposure is to fluctuations
          ------
in the price of gold and silver. Although JWH/R/ trades base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, silver and gold prices have remained volatile over this period, and JWH/R/ has from time to time taken substantial positions as it has perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

          Commodities.  The Fund's primary commodities exposure is to
          -----------
agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans and grains accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 1999. In the past, the Fund has had material market exposure to live cattle and may do so again in the future. However, MLIP anticipates that JWH/R/ will maintain an emphasis on soybeans, grains and orange juice, in which the Fund has historically taken its largest positions.

          Energy.  The Fund's primary energy market exposure is to gas and oil
          ------
price movements, often resulting from political developments in the Middle East. Although JWH trades natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

          The following were the only non-trading risk exposures of the Fund as of December 31, 1999.

          Foreign Currency Balances.  The Fund's primary foreign currency
          -------------------------
balances are in Japanese yen, Euro and British pounds.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk
------------

          MLIP has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge JWH/R/ to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH/R/ has begun to deviate from past practice and trading policies or to be trading erratically (which has not happened to date), MLIP's basic risk control procedures consist simply of the ongoing process of monitoring JWH/R/ with the market risk controls being applied by JWH/R/ itself.

Risk Management
---------------

          JWH/R/ attempts to control risk in all aspects of the investment process -- from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH/R/ double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH/R/ seeks to control overall risk as well as the risk of any one position, and JWH/R/ trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH/R/ factors the point of exit into the decision to enter (stop loss). The size of JWH/R/'s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

          To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH/R/ investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH/R/ may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

          JWH/R/ may determine that risks arise when markets are illiquid or erratic, such as may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH/R/ at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

          Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH/R/'s investment strategy. At its discretion, JWH/R/ may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk
----------------

          The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

          MLIP controls the interest-rate risk of the Fund's non-trading instruments (Government Securities invested by MLAM for cash management purposes) by limiting the overall duration of such instruments to no more than two years and the maximum duration of any Government Securities held by the Fund to no more than seven years. These risk control policies have been successful in the Fund's operations to date, and MLIP does not anticipate any change in these policies. However, where the interest rate environment changes materially, MLIP might shorten the permissible duration of the Fund's Government Securities portfolio.

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

          The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

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

          The principal officers and the directors of MLIP and their respective business backgrounds are as follows:

John R. Frawley, Jr.     Chairman, Chief Executive Officer,
                         President and Director

Jeffrey F. Chandor       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

Michael L. Pungello      Vice President, Chief Financial Officer and Treasurer

Allen N. Jones           Director

Stephen G. Bodurtha      Director

Michael J. Perini        Director

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

          Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello became Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from

June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

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

          Michael J. Perini was born in 1947. Effective May 11, 1999, Mr. Perini became a Director of MLIP. Since February 1998, Mr. Perini has been First Vice President and Senior Director of the Defined and Managed Funds Group, which includes Defined Asset Funds, Special Investments and MLIP. This is part of the Investment Strategy Product Group of Merrill Lynch Private Client. Previously Michael Perini was Director of Defined Asset Funds and has held various management positions since he joined Merrill Lynch in 1970. Mr. Perini attended St. John's University and New York University as well as The Stanford University Marketing Management Program. He was elected to the Board of Governors of the Investment Company Institute in Washington, D.C., and is Chairman of the Unit Investment Trust Committee of the Institute.

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

          As of December 31, 1999, the principals of MLIP had no investments in the Fund and MLIP's general partner interest in the Fund was valued at $4,087,563.

          MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

     Item 11:  Executive Compensation
               ----------------------

               The officers of MLIP are remunerated in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar available assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Fund and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIP.

     Item 12:  Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

               (a)  Security Ownership of Certain Beneficial Owners:
                    -----------------------------------------------

                    As of December 31, 1999, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Fund's units of general partnership interest are owned by MLIP.


               (b)  Security Ownership of Management:
                    --------------------------------

                    As of December 31, 1999, MLIP owned 27,921 unit-equivalent general partnership interests, which was 1.13% of the total Units outstanding.

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

          (b)  Certain Business Relationships:
               ------------------------------

               MLF, an affiliate of MLIP, acts as the principal commodity broker for the Fund.

               In 1999, the Fund expensed: (i) Brokerage Commissions of $28,088,137 to MLF, which included $14,455,813 in Management Fees paid by MLF to JWH; and (ii) Administrative Fees of $903,488 to MLIP. In addition, MLIP and its affiliates derived certain economic benefit from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "--Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

          (c)  Indebtedness of Management:
               --------------------------

               The Fund is prohibited from making any loans, to management or otherwise.

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                 PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)1. Financial Statements:                                                                        Page
                                                                                                        ----
           Independent Auditors' Report                                                                   1

           Consolidated Statements of Financial Condition as of December 31, 1999 and 1998                2

           For the years ended December 31, 1999, 1998 and 1997:
                         Consolidated Statements of Operations                                            3
                         Consolidated Statements of Changes in Partners' Capital                          4

           Notes to Consolidated Financial Statements                                                  5-10

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

10.01 Form of Joint Venture Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc. and JWH.

Exhibit 10.01:    Is incorporated herein by reference from Exhibit 10.01
-------------
                  contained in the Registrant's Registration Statement.

10.02 Form of Customer Agreement between the Registrant's joint venture with JWH and Merrill Lynch Futures Inc.

Exhibit 10.02:    Is incorporated herein by reference from Exhibit 10.02
-------------
                  contained in the Registrant's Registration Statement.

10.03             Foreign Exchange Desk Service Agreement among
                  Merrill Lynch Investment Partners Inc.,
                  Merrill Lynch Futures Inc. and the Fund.

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

Exhibit 10.06:    Is incorporated herein by reference from Exhibit 10.06
-------------
                  contained in the Registrant's Registration Statement.

10.07 Form of Custody Agreement among the Registrant's joint venture with JWH and Merrill Lynch Futures Inc.

Exhibit 10.07:    Is incorporated herein by reference from Exhibit 10.07
-------------
                  contained in the Registrant's Registration Statement.

10.08             Form of Limited Liability Company Operating Agreement.

Exhibit 10.08:    Is incorporated herein by reference from Exhibit 10.08
-------------
                  contained in the Registrant's Form 10-K, for the fiscal year ended December 31, 1997, filed March 30, 1998.

10.09             Form of Amendatory Agreement.

Exhibit 10.09:    Is incorporated herein by reference from Exhibit 10.09
-------------
                  contained in the Registrant's Registration Statement.

13.01             1999 Annual Report and Independent Auditors' Report.

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

          No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                       ML JWH STRATEGIC ALLOCATION FUND L.P.

                       By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                      General Partner

                       By:  /s/ John R. Frawley, Jr.
                          ---------------------------
                       John R. Frawley, Jr.
                       Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                     Title                                                            Date
---------                     -----                                                            ----
/s/John R. Frawley, Jr.       Chairman, Chief Executive Officer, President and Director    March 30, 2000
-------------------------
John R. Frawley, Jr.          (Principal Executive Officer)

/s/Michael L. Pungello        Vice President, Chief Financial Officer and Treasurer        March 30, 2000
-------------------------
Michael L. Pungello           (Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor         Senior Vice President, Director of Sales,                    March 30, 2000
-------------------------
Jeffrey F. Chandor            Marketing and Research and Director

/s/Michael J. Perini          Director                                                     March 30, 2000
-------------------------
Michael J. Perini

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT      General Partner of Registrant      March 30, 2000
 PARTNERS INC.

By: /s/John R. Frawley, Jr.
   ------------------------
   John R. Frawley, Jr.

                     ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 1999 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                   Exhibit
                   -------

Exhibit 10.04      Joint Venture Agreement Amendment among JWH and the Fund

Exhibit 13.01      1999 Annual Report and Independent Auditors' Report