Form 10-Q
period 2000-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2000-05-15
CIK 1005177

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------
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

Item 1.  Financial Statements

                  ML JWH STRATEGIC ALLOCATION FUND L.P.
                    (A DELAWARE LIMITED PARTNERSHIP)
                           AND JOINT VENTURE
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      March 31,           December 31,
                                                                         2000                1999
                                                                      (unaudited)
                                                                  -------------------  ------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                                         $    43,630,635      $   49,466,829
    Net unrealized profit on open contracts                               18,140,379          15,377,657
Government Securities
    (Cost $277,406,848 and $305,569,068, respectively)                   275,306,752         302,660,752
Cash                                                                             323              15,003
Accrued interest                                                           2,924,295           3,127,363
                                                                  -------------------  ------------------
                TOTAL                                                $   340,002,384      $  370,647,604
                                                                  ===================  ==================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                              $    11,156,459      $    3,609,053
    Profit share payable                                                          -            4,207,026
    Brokerage commissions payable                                          2,195,800           2,366,595
    Administrative fees payable                                               70,832              76,341
    Ongoing offering costs payable                                            21,755              21,755
                                                                  -------------------  ------------------
            Total liabilities                                             13,444,846          10,280,770
                                                                  -------------------  ------------------

MINORITY INTEREST                                                            151,518             146,975

PARTNERS' CAPITAL:
  General Partner (26,383 and 27,921 Units)                                3,782,948           4,087,563
  Limited Partners (2,250,039 and 2,432,642 Units)                       322,623,072         356,132,296
                                                                  -------------------  ------------------
            Total partners' capital                                      326,406,020         360,219,859
                                                                  -------------------  ------------------
                TOTAL                                                $   340,002,384      $  370,647,604
                                                                  ===================  ==================
NET ASSET VALUE PER UNIT
(Based on 2,276,422, and 2,460,563, Units outstanding)               $        143.39      $       146.40
                                                                  ===================  ==================


See notes to consolidated financial statements.

                    ML JWH STRATEGIC ALLOCATION FUND L.P.
                      (A DELAWARE LIMITED PARTNERSHIP)
                           AND JOINT VENTURE

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                    For the three         For the three
                                                     months ended          months ended
                                                      March 31,             March 31,
                                                         2000                  1999
                                                   -----------------   ---------------------
REVENUES:
    Trading income (loss):
      Realized                                      $    (7,382,827)       $     13,775,693
      Change in unrealized                                3,484,300             (15,834,743)
                                                   -----------------   ---------------------

            Total trading results                        (3,898,527)             (2,059,050)

     Interest income                                      4,341,710               3,896,459
                                                   -----------------   ---------------------

            Total revenues                                  443,183               1,837,409
                                                   -----------------   ---------------------

EXPENSES:
    Administrative fees                                     223,754                 204,843
    Brokerage commissions                                 6,936,385               6,350,137
    Ongoing Offering Expense                                 65,266                      -
                                                   -----------------   ---------------------

            Total expenses                                7,225,405               6,554,980
                                                   -----------------   ---------------------

LOSS BEFORE
MINORITY INTEREST AND
PROFIT SHARE ALLOCATION                                  (6,782,222)             (4,717,570)

Profit Share Allocation                                         -                    (7,967)
Minority Interest                                            (4,639)                  2,231
                                                   -----------------   ---------------------

NET LOSS                                            $    (6,786,861)         $   (4,723,306)
                                                   =================   =====================

NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                       2,417,511               2,141,103
                                                   =================   =====================

    Net loss per weighted average
     General Partner and Limited Partner Unit       $         (2.81)        $         (2.21)
                                                   =================   =====================

See notes to consolidated financial statements.

                    ML JWH STRATEGIC ALLOCATION FUND L.P.
                      (A DELAWARE LIMITED PARTNERSHIP)
                           AND JOINT VENTURE

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                 (unaudited)

                                                    General             Limited
                                    Units           Partner             Partners             Total
                                --------------  ------------------  -----------------------------------
PARTNERS' CAPITAL,
  December 31, 1998                 2,037,826          $2,667,093    $ 311,845,818       $ 314,512,911

Additions                             185,508                 463       28,391,219          28,391,682

Net loss                                   -              (38,427)      (4,684,879)         (4,723,306)

Redemptions                          (56,500)                    -      (8,574,405)         (8,574,405)
                                --------------  ------------------  ---------------  ------------------

PARTNERS' CAPITAL,
  March 31, 1999                    2,166,834          $2,629,129    $ 326,977,753      $ 329,606,882
                                ==============  ==================  ===============  ==================

PARTNERS' CAPITAL,
  December 31, 1999                 2,460,563          $4,087,563    $ 356,132,296      $ 360,219,859

Additions                              67,619              23,716        9,977,346         10,001,062

Net loss                                   -              (73,994)      (6,712,867)         (6,786,861)

Redemptions                          (251,760)           (254,337)     (36,773,703)        (37,028,040)
                                --------------  ------------------  ---------------  ------------------

PARTNERS' CAPITAL,
  March 31, 2000                    2,276,422          $3,782,948    $ 322,623,072       $ 326,406,020
                                ==============  ==================  ===============  ==================

                   ML JWH STRATEGIC ALLOCATION FUND L.P.
                    (A DELAWARE LIMITED PARTNERSHIP)
                           AND JOINT VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Joint Venure", "Partnership" or the "Fund") as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and March 31, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement had a significant effect on the consolidated financial statements.

      SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include futures, forwards, swaps, options or other financial instruments with similar characteristics such as caps, floors and collars.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Joint Venture's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Joint Venture as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

      The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of JWH, calculating the Net Asset Value of the Partnership as of the close of business each day and reviewing outstanding positions for over-concentrations. While the General Partner will not itself intervene in the markets to hedge or diversify the Joint Venture's market exposure, the General Partner may urge JWH to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH has begun to deviate from past practice and trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of monitoring JWH, with the market risk controls being applied by JWH itself.

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

      The Partnership attempts to mitigate credit risk by dealing almost exlusively with Merrill Lynch entities as clearing brokers.


      The Fund, in its normal course of business, enters ito various contracts, with MLF acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and Payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and included in the Consolidated Statements of Financial Condition under equity in commodity futures accounts.

Item 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


                    MONTH-END NET ASSET VALUE PER UNIT

                 -----------------------------------------
                            Jan        Feb        Mar
                 -----------------------------------------
                  1999    $149.98    $153.81    $152.11
                 -----------------------------------------
                  2000    $147.98    $149.61    $143.39
                 -----------------------------------------


Performance Summary

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

JANUARY 1, 2000 TO MARCH 31, 2000

Trading in the energy sector produced profits for the quarter. Crude and heating oil prices surged in January as heating demand rose during several snowstorms in the Northeast -- the biggest world consumer of heating oil. Continued supply restrictions by OPEC further pushed the price of oil to price levels near that of the Gulf War. Profits were hindered in March after OPEC and Mexico said they would raise oil production beginning April 1.

Performance of agricultural commodities was mixed, however, a profit was produced for the quarter. Coffee prices were lower for the quarter due to an oversupplied market, limiting the trading profits .

Currency trading provided modest gains as the dollar rose against the British pound and to a 3 1/2 month high against the Japanese yen, as the U.S. economy continued to outperform global economies. Currency markets provided gains as the yen formed a profitable trend with its continued depreciation and contributed significant profits. The Bank of Japan bought dollars for yen in an effort to weaken the yen, however the yen moved higher despite the intervention.

The stock sector suffered losses in the Nikkei 225 Stock Index and the All Ordinaries Share Price Index when the market fell in response to speculation that the Group of Seven would take steps to weaken the yen. Towards the end of the quarter, the Fund fluctuated with gains and then losses in positions in the Nikkei 225 Stock Index, the All Ordinaries Share Index and FTSE 100 Index.

In metals trading, the fourth Bank of England auction of gold reserves was well received and positions in gold were profitable, reaching a February high and then falling nearly 10% at month-end. News that the Bank of France might sell gold reserves drove the price of gold down by quarter-end producing losses for the quarter.

Positions in interest rates were unprofitable. Many major central banks raised rates in order to protect against the perception of impending inflation; nevertheless, almost all bond markets experienced rallies in response to these rate hikes which proved unprofitable for the sector.

MLAM'S Cash Management

MLAM invests approximately 80% of the Fund's assets in Government Securities. As of March 31, 2000 and December 31, 1999, the Fund's MLAM account totalled approximately $275 million and $303 million, respectively.

As of March 31, 2000, the Fund's MLAM account held the following securities:


Par Value
----------------
Long-Term          Description                               Rate                Maturity Date             Fair Value
----------------   ---------------------------------------   ----------------    ----------------------    ---------------------
     23,000,000    Federal National Mortgage Association              5.375%            March 15, 2002               22,351,400
      1,000,000    U.S. Treasury Note                                 6.000%             July 31, 2002                  989,883
     43,000,000    U.S. Treasury Note                                 5.875%         November 15, 2004               42,240,781
     13,000,000    U.S. Treasury Note                                 6.125%         December 31, 2001               12,920,275
                                                                                                           ---------------------
                                                                                                                  $  78,502,339
                                                                                              Subtotal     ---------------------
Short Term
----------------
     45,985,000    Federal Home Loan Mortgage Corporation             0.000%            April 11, 2000            $  45,902,227
     12,247,000    Federal Home Loan Mortgage Corporation             0.000%            April 18, 2000               12,210,259
     12,000,000    Federal National Mortgage Association              5.720%           January 9, 2001               11,909,760
     25,000,000    Federal National Mortgage Association              5.625%            March 15, 2001               24,757,812
      4,000,000    U.S. Treasury Note                                 5.375%             July 31, 2000                3,991,250
     14,000,000    U.S. Treasury Note                                 4.500%        September 30, 2000               13,880,781
     59,500,000    U.S. Treasury Note                                 4.625%         November 30, 2000               58,865,488
     25,500,000    U.S. Treasury Note                                 5.375%         February 15, 2001               25,286,836
                                                                                                           ---------------------

                                                                                                                 $  196,804,413
                                                                                              Subtotal     ---------------------

                                                                                                                 $  275,306,752
                                                                                            Total Debt     =====================


As of December 31, 1999, the Fund's MLAM account held the following securities:


Par Value
----------------
Long-Term          Description                                     Rate                Maturity Date              Fair Value
----------------   --------------------------------------   ----------------    ----------------------     --------------------
     30,000,000    U.S. Treasury Note                                5.375%         February 15, 2001           $   29,751,563
     15,000,000    U.S. Treasury Note                                5.000%         February 28, 2001               14,810,156
     13,500,000    U.S. Treasury Note                                5.625%              May 15, 2001               13,399,804
     13,000,000    U.S. Treasury Note                                6.125%         December 31, 2001               12,972,578
      1,000,000    U.S. Treasury Note                                6.000%         November 15, 2004                  994,375
     25,000,000    U.S. Treasury Note                                5.875%         February 15, 2001               24,513,672
     12,000,000    Federal National Mortgage Association             5.720%           January 9, 2001               11,926,200
     25,000,000    Federal National Mortgage Association             5.625%            March 15, 2001               24,781,250
     23,000,000    Federal National Mortgage Association             5.375%            March 15, 2002               22,468,240
                                                                                                           --------------------
                                                                                             Subtotal           $  155,617,838
                                                                                                           --------------------

Short Term
----------------
      8,125,000    Federal Home Loan Discount Note                   0.000%          January 14, 2000                8,108,750
      6,370,000    Federal National Discount Note                    0.000%          January 19, 2000                6,352,164
     50,550,000    Federal Home Loan Discount Note                   0.000%         February 17, 2000               50,175,930
      4,000,000    U.S. Treasury Note                                5.375%             July 31, 2000                3,989,375
     20,000,000    U.S. Treasury Note                                4.500%        September 30, 2000               19,775,000
     59,500,000    U.S. Treasury Note                                4.625%         November 30, 2000               58,641,695
                                                                                                           --------------------
                                                                                             Subtotal           $  147,042,914
                                                                                                           --------------------
                                                                                           Total Debt           $  302,660,752
                                                                                                           ====================

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.  Changes in Securities and Use of Proceeds

         (a) None.
         (b) None.
         (c) None.
         (d) The Fund originally registered 2,000,000 units of limited partnership interest. The Fund subsequently registered an additional 2,960,000 units of limited partnership interest. As of March 31, 2000, the Fund has sold 4,190,801 units of limited partnership interest, with an aggregate price of $439,732,872.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits

            There are no exhibits required to be filed as part of this report.

            (b)  Reports on Form 8-K.

            There were no reports on Form 8-K filed during the first three months of fiscal 2000.

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



                                ML JWH STRATEGIC ALLOCATION FUND L.P.






                                By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                         (General Partner)






Date:  May 15, 2000             By /s/ JOHN R. FRAWLEY, JR.
                                   ------------------------
                                   John R. Frawley, Jr.
                                   Chairman, Chief Executive Officer,
                                   President and Director




Date:  May 15, 2000             By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer