Form 10-Q
period 2000-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2000-08-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                                -------------

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

            Delaware                                       13-3887922
-------------------------------                ------------------------------
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

                                  609-282-6996
               -------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              ML JWH STRATEGIC ALLOCATION FUND L.P. & JOINT VENTURE
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                 June 30,         December 31,
                                                                   2000               1999
                                                               (unaudited)
                                                              -------------      --------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and options premium                                  $  60,193,244      $   49,466,829
    Net unrealized profit on open contracts                       4,898,149          15,377,657

Government Securities (Cost $305,569,068)                                 -         302,660,752
Commercial Paper (Cost $225,993,089)                            226,774,405                   -
Cash                                                                  6,910              15,003
Accrued interest                                                    327,379           3,127,363
                                                              -------------      --------------
                TOTAL                                         $ 292,200,087      $  370,647,604
                                                              =============      ==============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                       $   8,898,334      $    3,609,053
    Profit share payable                                                  -           4,207,026
    Brokerage commissions payable                                 1,887,076           2,366,595
    Administrative fees payable                                      60,873              76,341
    Ongoing offering costs payable                                   21,755              21,755
                                                              -------------      --------------
            Total liabilities                                    10,868,038          10,280,770
                                                              -------------      --------------
MINORITY INTEREST                                                   142,345             146,975

PARTNERS' CAPITAL:
  General Partners (23,183 and 27,921 Units)                      3,113,810           4,087,563
  Limited Partners (2,073,489 and 2,432,642 Units)              278,075,894         356,132,296
                                                              -------------      --------------
            Total partners' capital                             281,189,704         360,219,859
                                                              -------------      --------------
                TOTAL                                         $ 292,200,087      $  370,647,604
                                                              =============      ==============
NET ASSET VALUE PER UNIT
  (Based on 2,096,672 and 2,460,563 Units outstanding)        $      134.11      $       146.40
                                                              =============      ==============


See notes to consolidated financial statements.

               ML JWH STRATEGIC ALLOCATION FUND L.P. & JOINT VENTURE
                         (A DELAWARE LIMITED PARTNERSHIP)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                For the three          For the three        For the six            For the six
                                                months ended            months ended        months ended           months ended
                                                  June 30,                June 30,            June 30,               June 30,
                                                    2000                    1999                2000                   1999
                                                ------------            ------------       ------------           -------------
REVENUES:
    Trading income (loss):
      Realized                                  $ (7,698,035)           $ 22,012,418       $(15,080,862)          $ 35,788,110
      Change in unrealized                       (11,054,573)             12,879,410         (7,570,273)            (2,955,333)
                                                ------------            ------------       ------------           -------------
            Total trading results                (18,752,608)             34,891,828        (22,651,135)            32,832,777
                                                ------------            ------------       ------------           -------------
     Interest income                               4,556,820               4,288,858          8,898,530              8,185,317

                                                ------------            ------------       ------------           -------------
            Total revenues                       (14,195,788)             39,180,686        (13,752,605)            41,018,094
                                                ------------            ------------       ------------           -------------
EXPENSES:
    Administrative fees                              194,296                 230,945            418,050                435,788
    Brokerage commissions                          6,023,169               7,159,284         12,959,554             13,509,420
    Ongoing Offering Expense                          65,267                       -            130,533                      -
                                                ------------            ------------       ------------           -------------
            Total expenses                         6,282,732               7,390,229         13,508,137             13,945,208
                                                ------------            ------------       ------------           -------------
    NET INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                      (20,478,520)             31,790,457        (27,260,742)            27,072,886

    Profit Share Allocation                                -              (4,103,978)                 -             (4,111,945)
    Minority Interest                                  9,173                 (12,189)             4,534                 (9,958)
                                                ------------            ------------       ------------           -------------
NET INCOME (LOSS)                               $(20,469,347)           $ 27,674,290       $(27,256,208)          $ 22,950,983
                                                ============            ============       ============           ============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                2,230,857               2,270,869          2,324,185              2,205,986
                                                ============            ============       ============           ============
    Net income (loss) per weighted average
    General Partner and Limited Partner Unit    $      (9.18)           $      12.19       $     (11.73)          $      10.40
                                                ============            ============       ============           ============


See notes to consolidated financial statements.

                 ML JWH STRATEGIC ALLOCATION FUND L.P. & JOINT VENTURE
                           (A DELAWARE LIMITED PARTNERSHIP)

                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the six months ended June 30, 2000 and June 30, 1999
                                      (unaudited)

                                     Units            General           Limited             Total
                                                      Partner           Partners
                                    ---------        ----------      -------------       -------------
PARTNERS' CAPITAL,
  December 31, 1998                 2,037,826        $2,667,093      $ 311,845,818       $ 314,512,911

Additions                             346,273           736,661         52,411,008          53,147,669

Net income                                  -           172,336         22,778,647          22,950,983

Redemptions                          (112,650)                -        (17,505,711)        (17,505,711)
                                    ---------        ----------      -------------       -------------
PARTNERS' CAPITAL,
  June 30, 1999                     2,271,449        $3,576,090      $ 369,529,762       $ 373,105,852
                                    =========        ==========      =============       =============
PARTNERS' CAPITAL,
  December 31, 1999                 2,460,563        $4,087,563      $ 356,132,296       $ 360,219,859

Additions                             108,883            23,716         15,828,681          15,852,397

Net loss                                    -          (317,117)       (26,939,091)        (27,256,208)

Redemptions                          (472,774)         (680,352)       (66,945,992)        (67,626,344)
                                    ---------        ----------      -------------       -------------
PARTNERS' CAPITAL,
  June 30, 2000                     2,096,672        $3,113,810      $ 278,075,894       $ 281,189,704
                                    =========        ==========      =============       =============

See notes to consolidated financial statements.

              ML JWH STRATEGIC ALLOCATION FUND L.P. & JOINT VENTURE
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of June 30, 2000, and the results of its operations for the six months ended June 30, 2000 and June 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of JWH, calculating the Net Asset Value of the Partnership as of the close of business each day and reviewing outstanding positions for over-concentrations. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge JWH to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH has begun to deviate from past practice and trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of monitoring JWH, with the market risk controls being applied by JWH itself.

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

     The credit risk associated with these instruments from counterparty non-performance is the net unrealized profit included in the Consolidated Statements of Financial Condition.

     The Partnership attempts to mitigate credit risk by dealing almost exclusively with Merrill Lynch entities as counterparties and clearing brokers.

     The Partnership, in its normal course of business, enters into various contracts, with MLF acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and included in the Consolidated Statements of Financial Condition under equity in commodity futures accounts.

Item 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


                            MONTH-END NET ASSET VALUE PER UNIT

       -------------------------------------------------------------------------
                     Jan.       Feb.       Mar.      Apr.       May       Jun.
       -------------------------------------------------------------------------

           1999    $149.98    $153.82    $152.11    $158.66   $158.41    $164.26
       -------------------------------------------------------------------------
           2000    $147.98    $149.61    $143.39    $141.10   $139.63    $134.11
       -------------------------------------------------------------------------


Performance Summary

January 1, 1999 to June 30, 1999
---------------------------------
January 1, 1999 to March 31, 1999

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

Currencies have provided positive performance for the Partnership. A continuation of the strong dollar, especially relative to the new euro, offset some of the losses in other markets. Contrary to the belief of many investment banking economists, the euro has not started out as a strong currency and there seems to be little flow into this new potential reserve currency. With a decline of over seven percent for the quarter, the euro has not lived up to its potential expectations.

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

Currencies have provided positive performance for the Partnership with the decline in the euro that began with its introduction at the beginning of the year still in place. The key European currency has fallen from $1.17 to below $1.03 since the beginning of the year. The yen has been rangebound for the more recent period caused by intervention by the Bank of Japan which has tried to stop the yen from appreciating. Other key currencies have not shown as significant trends as the euro and thus had a smaller contribution to overall performance.

The Nikkei index continued to show upward trends during the quarter in response to the latest economic numbers that suggest the Japanese economy is firming after its long decline.


January 1, 2000 to June 30, 2000
---------------------------------
January 1, 2000 to March 31, 2000

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

The stock sector suffered losses in the Nikkei 225 Stock Index and the All Ordinaries Share Price Index when the market fell in response to speculation that the Group of Seven would take steps to weaken the yen. Towards the end of the quarter, the Partnership fluctuated with gains and then losses in positions in the Nikkei 225 Stock Index, the All Ordinaries Share Index and FTSE 100 Index.

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

April 1, 2000 to June 30, 2000

Performance of agricultural commodities was mixed and the sector had gains overall for the quarter due to positions in coffee, corn and sugar. A report from Brazil stated that due to unfavorable weather conditions that prevailed last year, there will be a significant drop in the 2000/01 sugar production which contributed to the rise in sugar prices. Good weather conditions exerted pressure on the market in anticipation of a large yield during harvest and corn prices were down.

Energy trading was profitable as surging crude prices and worries about new standards for reformulated gasoline sent gas prices higher. Gains stemming from crude continued throughout the quarter despite OPEC's increase in daily quota amounts, crude markets remained bullish and prices remained well above the $25 a barrel target set by OPEC.

Stock Indices were profitable for the quarter primarily due to gains from short positions in the Nikkei 225 Index. The Japanese stock market declined as investors sold high technology issues on concerns over the future course of the U.S. market. During May, the Nikkei 225 hit its lowest level since May 1999.

Metals were unprofitable when gold prices ended higher for the quarter in reaction to the Fed leaving interest rates unchanged and a report that the South African Reserve Bank received a $500 million gold denominated loan. While other central banks are decreasing reserves, this positive message to the bullion market pushed up prices creating losses in short positions.

Currency trading proved unprofitable for the quarter due to losses from positions in Japanese yen. In May, currencies suffered when the Japanese yen appreciated against the dollar due to speculation that the Japanese government was considering a stimulus package after the G8 summit in late July. The yen was firmer in June due to capital data spending which indicated strong first-quarter growth and signals that an end is near to Japan's 16-month old zero interest rate policy.

Interest rate positions were unprofitable throughout the quarter. After the Fed raised interest rates 50 bps, U.S. interest rates rallied due to a combination of lower stock prices and a perception that the Fed will be able to slow the economy. Since the most recent Fed funds and discount rate increase, the long bond has increased over 4 points or a decline of over 25 basis points in yield. U.S. bonds were unprofitable when bonds rallied during June both after a higher than expected unemployment report and on a lack of interest rate action by the Fed.

Cash Management

Prior to May 26, 2000, MLAM invested approximately 80% of the Partnership's assets in Government Securities. On May 26, 2000, the MLAM account was liquidated and Government Securities were converted to Commercial Paper Holdings. As of June 30, 2000 the Partnership held approximately $227 million of Commercial Paper. As of December 31, 1999, the Partnership's MLAM account totaled approximately $303 million.

As of June 30, 2000, the Partnership held the following securities:

Par Value
---------------
Short Term         Description                                  Maturity Date                    Fair Value
---------------    -----------------------------------          -------------------              -------------
     37,409,000    IBM Commercial Paper                         July 10, 2000                    $  37,341,561
     37,409,000    Prudential Funding Commercial Paper          July 10, 2000                       37,341,456
      8,043,000    Ford Motor Commercial Paper                  July 21, 2000                        8,012,410
      8,043,000    IBM Commercial Paper                         July 21, 2000                        8,012,457
     28,207,000    General Electric Commercial Paper            August 8, 2000                      28,007,306
     28,207,000    General Motors Commercial Paper              August 8, 2000                      28,007,001
      6,066,000    Citicorp Commercial Paper                    August 21, 2000                      6,008,959
      6,066,000    John Deere Commercial Paper                  August 21, 2000                      6,008,959
     28,369,000    Ford Motor Commercial Paper                  September 8, 2000                   28,007,689
     28,369,000    Hertz Commercial Paper                       September 8, 2000                   28,007,689
      6,099,000    American General Commercial Paper            September 19, 2000                   6,009,665
      6,099,000    General Motors Commercial Paper              September 19, 2000                   6,009,253
                                                                                                 -------------
                                                                         Total Debt              $ 226,774,405
                                                                                                 -------------

As of December 31, 1999, the Fund's MLAM account held the following securities:

Par Value
---------------
Long-Term          Description                                  Rate       Maturity Date                    Fair Value
---------------    -------------------------------------       -------     ----------------------           -------------
     30,000,000    U.S. Treasury Note                           5.375%     February 15, 2001                $  29,751,563
     15,000,000    U.S. Treasury Note                           5.000%     February 28, 2001                   14,810,156
     13,500,000    U.S. Treasury Note                           5.625%     May 15, 2001                        13,399,804
     13,000,000    U.S. Treasury Note                           6.125%     December 31, 2001                   12,972,578
      1,000,000    U.S. Treasury Note                           6.000%     November 15, 2004                      994,375
     25,000,000    U.S. Treasury Note                           5.875%     February 15, 2001                   24,513,672
     12,000,000    Federal National Mortgage Association        5.720%     January 9, 2001                     11,926,200
     25,000,000    Federal National Mortgage Association        5.625%     March 15, 2001                      24,781,250
     23,000,000    Federal National Mortgage Association        5.375%     March 15, 2002                      22,468,240
                                                                                                            -------------
                                                                                    Subtotal                $ 155,617,838
                                                                                                            -------------
Short Term
---------------
      8,125,000    Federal Home Loan Discount Note              0.000%     January 14, 2000                     8,108,750
      6,370,000    Federal National Discount Note               0.000%     January 19, 2000                     6,352,164
     50,550,000    Federal Home Loan Discount Note              0.000%     February 17, 2000                   50,175,930
      4,000,000    U.S. Treasury Note                           5.375%     July 31, 2000                        3,989,375
     20,000,000    U.S. Treasury Note                           4.500%     September 30, 2000                  19,775,000
     59,500,000    U.S. Treasury Note                           4.625%     November 30, 2000                   58,641,695
                                                                                                            -------------
                                                                                     Subtotal               $ 147,042,914
                                                                                                            -------------
                                                                                     Total Debt             $ 302,660,752
                                                                                                            =============

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.        Changes in Securities and Use of Proceeds

               (a) None.
               (b) None.
               (c) None.
               (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 2,960,000 units of limited partnership interest. As of June 30, 2000, the Partnership has sold 4,299,684 units of limited partnership interest, with an aggregate price of $455,585,270.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                  There are no exhibits required to be filed as part of this report.

                  (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the first six months of fiscal 2000.

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



                                   ML JWH STRATEGIC ALLOCATION FUND L.P.






                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)






Date:  August 15, 2000             By /s/ JOHN R. FRAWLEY, JR.
                                      ------------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director




Date:  August 15, 2000             By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Vice President, Chief Financial Officer
                                      and Treasurer