Form 10-Q
period 2000-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2000-11-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from________to_________

Commission File Number 0-28928

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                      13-3887922
------------------------------                 --------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           ML JWH STRATEGIC ALLOCATION FUND L.P. AND JOINT VENTURE
                       (A DELAWARE LIMITED PARTNERSHIP)
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                      September 30,         December 31,
                                                                          2000                  1999
                                                                      (unaudited)
                                                                   -------------------  ------------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and options premiums                                       $      65,644,169    $     49,466,829
    Net unrealized profit (loss) on open contracts                        (14,648,279)         15,377,657

Government Securities (Cost $305,569,068)                                           -         302,660,752
Commercial Papers (Cost $186,087,138)                                     187,633,858                   -
Cash                                                                              123              15,003
Accrued interest                                                              488,605           3,127,363
                                                                   -------------------  ------------------

           Total assets                                             $     239,118,476    $    370,647,604
                                                                   ===================  ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                             $       6,586,133    $      3,609,053
    Profit share payable                                                            -           4,207,026
    Brokerage commissions payable                                           1,544,257           2,366,595
    Administrative fees payable                                                49,815              76,341
    Ongoing offering costs payable                                                  -              21,755
                                                                   -------------------  ------------------

           Total liabilities                                                8,180,205          10,280,770
                                                                   -------------------  ------------------

MINORITY INTEREST                                                             132,655             146,975

PARTNERS' CAPITAL:
  General Partner (23,183 and 27,921 Units)                                 2,882,253           4,087,563
  Limited Partners (1,833,259 and 2,432,642 Units)                        227,923,363         356,132,296
                                                                   -------------------  ------------------

           Total partners' capital                                        230,805,616         360,219,859
                                                                   -------------------  ------------------

                TOTAL                                               $     239,118,476    $    370,647,604
                                                                   ===================  ==================

NET ASSET VALUE PER UNIT
  (Based on 1,856,442 and 2,460,563 Units outstanding)              $          124.33    $         146.40
                                                                   ===================  ==================


See notes to consolidated financial statements.

           ML JWH STRATEGIC ALLOCATION FUND L.P. AND JOINT VENTURE
                       (A DELAWARE LIMITED PARTNERSHIP)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the three         For the three        For the nine         For the nine
                                                  months ended          months ended         months ended         months ended
                                                 September 30,         September 30,        September 30,        September 30,
                                                     2000                 1999                  2000                 1999
                                               ------------------  ---------------------  ------------------  ----------------------
REVENUES:
    Trading income (loss):
      Realized                                  $      1,366,222    $         4,302,870    $    (13,714,640)   $         40,090,981
      Change in unrealized                           (19,545,415)           (20,829,286)        (27,115,688)            (23,784,619)
                                               ------------------  ---------------------  ------------------  ----------------------

            Total trading results                    (18,179,193)           (16,526,416)        (40,830,328)             16,306,362
                                               ------------------  ---------------------  ------------------  ----------------------

     Interest income                                   4,492,287              4,822,038          13,390,817              13,007,356

                                               ------------------  ---------------------  ------------------  ----------------------

            Total revenues                           (13,686,906)           (11,704,378)        (27,439,511)             29,313,718
                                               ------------------  ---------------------  ------------------  ----------------------

EXPENSES:
    Administrative fees                                  164,061                239,279             582,111                 675,066
    Brokerage commissions                              5,085,886              7,417,624          18,045,440              20,927,045
    Ongoing Offering Expense                              43,510                 43,511             174,043                  43,511
                                               ------------------  ---------------------  ------------------  ----------------------

            Total expenses                             5,293,457              7,700,414          18,801,594              21,645,622
                                               ------------------  ---------------------  ------------------  ----------------------

    NET INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                          (18,980,363)           (19,404,792)        (46,241,105)              7,668,096

    Profit Share Allocation                                    -                      -                   -                       -
    Minority Interest                                      9,689                (33,927)             14,223              (4,155,830)
                                               ------------------  ---------------------  ------------------  ----------------------

NET INCOME (LOSS)                               $    (18,970,674)   $       (19,438,719)   $    (46,226,882)   $          3,512,266
                                               ==================  =====================  ==================  ======================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                    2,014,776              2,398,632           2,221,048               2,270,203
                                               ==================  =====================  ==================  ======================

    Net income (loss) per weighted average
    General Partner and Limited Partner Unit    $          (9.42)   $             (8.10)   $         (20.81)   $               1.55
                                               ==================  =====================  ==================  ======================

See notes to consolidated financial statements.

           ML JWH STRATEGIC ALLOCATION FUND L.P. AND JOINT VENTURE
                       (A DELAWARE LIMITED PARTNERSHIP)
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                Units            General          Limited               Total
                                                                 Partner          Partners
                                            --------------   ---------------  -----------------   -----------------
PARTNERS' CAPITAL,
  December 31, 1998                             2,037,826     $   2,667,093    $   311,845,818     $   314,512,911

Additions                                         566,800         1,788,180         86,865,746          88,653,926

Net income (loss)                                   -               (12,448)         3,524,714           3,512,266

Redemptions                                      (175,180)             -           (27,370,826)        (27,370,826)
                                            --------------   ---------------  -----------------   -----------------

PARTNERS' CAPITAL,
  September 30, 1999                            2,429,446     $   4,442,825    $   374,865,452     $   379,308,277
                                            ==============   ===============  =================   =================

PARTNERS' CAPITAL,
  December 31, 1999                             2,460,563     $   4,087,563    $   356,132,296     $   360,219,859

Additions                                         105,683            23,716         15,854,641          15,878,357

Net loss                                             -             (522,714)       (45,704,168)        (46,226,882)

Redemptions                                      (709,804)         (706,312)       (98,359,406)        (99,065,718)
                                            --------------   ---------------  -----------------   -----------------

PARTNERS' CAPITAL,
  September 30, 2000                            1,856,442     $   2,882,253    $   227,923,363     $   230,805,616
                                            ==============   ===============  =================   =================

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and September 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of SFAS No. 133, as amended by SFAS No. 137, had a significant effect on the consolidated financial statements, nor will the application of the provisions of SFAS No. 138 have a significant effect on the financial statements.

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

The Partnership attempts to mitigate credit risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT
---------------------------------------------------------------------------------------------------------
           Jan        Feb        Mar        Apr       May        Jun        Jul       Aug        Sep
---------------------------------------------------------------------------------------------------------
 1999    $149.98    $153.82    $152.11    $158.66   $158.41    $164.26    $159.64   $159.75    $156.13
---------------------------------------------------------------------------------------------------------
 2000    $147.98    $149.61    $143.39    $141.10   $139.63    $134.11    $129.33   $134.06    $124.33
---------------------------------------------------------------------------------------------------------

Performance Summary

January 1, 1999 to September 30, 1999
-------------------------------------
January 1, 1999 to March 31, 1999

The Partnership recorded slight losses in the three month period ended March 31, 1999, largely reflecting poor performance in the interest rate and metals market sectors.

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

Commodity markets have had mixed performance. Metals markets have been choppy for the entire quarter and have not exhibited any clear trends. This lack of direction has caused poor performance in the precious metals area to be somewhat offset by base metal profits. The energy sector performed well for the quarter with a major trend developing in March. Since the beginning of March there has been a significant upward trend in crude oil prices. Agriculture commodities experienced mixed performance with many markets showing potential signs of reversal. Overall, the Partnership had slight losses in these markets.

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

April 1, 1999 to June 30, 1999

Interest rate markets followed a consistent pattern throughout the quarter toward lower prices as strong economic growth in the U.S. was coupled by fears of Federal Reserve bias to higher interest rates. Long-term rates rose above the 6% mark leading to the highest interest rates in over a year. Though only taking a neutral policy stand at the end of the quarter, the Fed raised rates 25 basis points on June 30. Europe, though having overall slower growth, also showed the same trend toward higher rates especially in the last two months. This rise in longer-term yields came in spite of a rate cut by the European Central Bank in early April in an effort to stem the slowing growth in key economies.

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

July 1, 1999 to September 30, 1999

The Partnership was unprofitable for the three-month period ending September 30, 1999. While certain markets traded were profitable, the overall market environment was marked by volatility and trend reversals. In such an environment, the Partnership had a difficult time generating profits.

The interest rate sector provided a good example of volatility and trend reversals. Interest rates in the U.S. had been steadily rising for most of the year. This had generated profits for the Partnership through most of 1999. During the third quarter, the market became choppy, as U.S. interest rates changed direction several times. As a result, this was an unprofitable market for the Partnership. Interest rates in the Pacific rim performed similarly. However, European interest rates continued a long-term trend of rising, but were not enough to offset losses incurred in the U.S. and Pacific rim markets.

In the currency markets, the strength in the Japanese yen yielded profits for the Partnership despite attempts by the Japanese central bank to talk the dollar up and, on a small scale, to intervene outright to prop up the dollar versus the yen. The profit in the yen was more than eroded by trading in European currencies and the sector overall was unprofitable.

Extreme heat in the United States led to volatility in agricultural prices. While the long-term trend had been a decline in prices in the agricultural sector, in the third quarter, it was punctuated by sharp rises in certain agricultural markets, which led to Fund losses. A multi-year down trend in gold was abruptly reversed in the last days of the quarter and losses were registered in metals.

During the third quarter, the strongest performing sector for the Partnership was energy. The doubling of the price of crude oil through 1999 has been a very profitable trend for the Partnership.

January 1, 2000 to September 30, 2000
-------------------------------------
January 1, 2000 to March 31, 2000

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


July 1, 2000 to September 30, 2000

In the energy sector, crude prices were under $28 per barrel early in the quarter and were subject to increased volatility. The current imbalance between supply and demand suggests that there may be only a limited down trend in prices over the near-term. By mid-quarter this sector posted gains to offset losses as Brent oil prices hit 10 years highs and U.S. crude coming within $1 of a new post-Gulf War record amid evidence of historically low U.S. oil reserves.

Agricultural commodities were unprofitable in the beginning of the quarter. Losses in cocoa, soybeans and wheat were sustained in August. Sugar proved to be the most volatile commodity this quarter as sugar prices soared amid smaller than expected harvests. Cold weather in Brazil slowed the cane harvest and may have damaged the crop. Sugar positions had slight gains later in the month on a spate of Asian buying. At quarter end losses were sustained in sugar as world sugar supplies remained burdensome and potential sales from India continued to weigh on the market.

Metals trading was unprofitable as gold positions sustained losses throughout the quarter. Gold prices dropped throughout July in anticipation of and after the Bank of England 25 tonne bullion auction. Strong dollar gains put pressure on gold in August, leading to almost three month price lows. Higher copper prices supported by falling inventories and robust demand produced gains in September.

Euro positions continued to struggle irregardless of improving European economic data while a resilient U.S. economy attracted foreign capital. The currency sector also suffered losses when the Japanese yen drew support from rising expectations that Japan's second quarter gross domestic data will show convincing strength in the wake of surprisingly robust all-industries figures. The European Central Bank's surprise announcement mid-September that it would sell some of its foreign exchange reserves for euros gave the ailing currency a boost late in the month. The intervention led to reverberations throughout currency markets and despite some gains, positions in European and Asian currencies were mostly unprofitable.

Stock index trading was unprofitable during the quarter. The DAX German Index was the primary contributor to underperformance during July. A position in the Nikkei 225 suffered losses in response to the Bank of Japan's decision to hike interest rates and end the 18-month zero interest policy in August. Losses in the NASDAQ Stock Index were incurred at quarter end.

Interest rate trading was unprofitable for the Partnership. Reverberations from the currency markets were felt in the interest rates markets. Positions in Australian and Asian debt were most unprofitable and moderate losses were sustained U.S. and European instruments.

Cash Management

Prior to May 26, 2000, MLIM invested approximately 80% of the Partnership's assets in Government Securities.

As of September 30, 2000 the Partnership held approximately $188 million of Commercial Paper. As of December 31, 1999, the Partnership's MLIM account totaled approximately $303 million.

As of September 30, 2000, the Partnership held the following securities:

Short Term
------------------

Par Value            Description                                       Maturity Date              Fair Value
-----------------    ------------------------------------------        ----------------------     ---------------------
       32,456,000    IBM Commercial Paper                              October 4, 2000              $       32,426,835
       19,847,000    Citicorp Commercial Paper                         October 10, 2000                     19,807,824
       19,847,000    Hertz Commercial Paper                            October 10, 2000                     19,807,824
       32,518,000    Prudential Funding Commercial Paper               October 10, 2000                     32,453,614
        6,132,000    General Motors Commercial Paper                   October 19, 2000                      6,109,959
        6,132,000    John Deere Commercial Paper                       October 19, 2000                      6,109,959
        5,635,000    Ford Motor Commercial Paper                       October 23, 2000                      5,610,582
        5,633,000    IBM Commercial Paper                              October 23, 2000                      5,608,834
       23,904,000    General Electric Commercial Paper                 November 6, 2000                     23,740,749
       23,904,000    General Motors Commercial Paper                   November 6, 2000                     23,740,749
        6,166,000    American General Commercial Paper                 November 20, 2000                     6,108,375
        6,166,000    Citicorp Commercial Paper                         November 20, 2000                     6,108,554
                                                                                                  ---------------------
                                                                                  Total Debt        $      187,633,858
                                                                                                  =====================

As of December 31, 1999, the Partnership's MLIM account held the following securities:

Par Value
------------------

Long-Term            Description                                   Rate            Maturity Date              Fair Value
------------------   ------------------------------------------    ------------    ----------------------     ---------------------
       30,000,000    U.S. Treasury Note                                 5.375%     February 15, 2001           $        29,751,563
       15,000,000    U.S. Treasury Note                                 5.000%     February 28, 2001                    14,810,156
       13,500,000    U.S. Treasury Note                                 5.625%     May 15, 2001                         13,399,804
       13,000,000    U.S. Treasury Note                                 6.125%     December 31, 2001                    12,972,578
        1,000,000    U.S. Treasury Note                                 6.000%     November 15, 2004                       994,375
       25,000,000    U.S. Treasury Note                                 5.875%     February 15, 2001                    24,513,672
       12,000,000    Federal National Mortgage Association              5.720%     January 9, 2001                      11,926,200
       25,000,000    Federal National Mortgage Association              5.625%     March 15, 2001                       24,781,250
       23,000,000    Federal National Mortgage Association              5.375%     March 15, 2002                       22,468,240
                                                                                                              ---------------------

                                                                                                Subtotal               155,617,838
                                                                                                              ---------------------
Short Term
------------------

        8,125,000    Federal Home Loan Discount Note                    0.000%     January 14, 2000                      8,108,750
        6,370,000    Federal National Discount Note                     0.000%     January 19, 2000                      6,352,164
       50,550,000    Federal Home Loan Discount Note                    0.000%     February 17, 2000                    50,175,930
        4,000,000    U.S. Treasury Note                                 5.375%     July 31, 2000                         3,989,375
       20,000,000    U.S. Treasury Note                                 4.500%     September 30, 2000                   19,775,000
       59,500,000    U.S. Treasury Note                                 4.625%     November 30, 2000                    58,641,695
                                                                                                              ---------------------

                                                                                                Subtotal               147,042,914
                                                                                                              ---------------------

                                                                                              Total Debt       $       302,660,752
                                                                                                              =====================

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.        Changes in Securities and Use of Proceeds

               (a) None.
               (b) None.
               (c) None.
               (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The partnership subsequently registered an additional 2,960,000 units of limited partnership interest. As of September 30, 2000, the Partnership has sold 4,299,684 units of limited partnership interest, with an aggregate price of $455,585,270.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               As part of a restructuring of Merrill Lynch's investment management operations, Merrill Lynch Investment Partners Inc. ("MLIP") and other Merrill Lynch advisory entities are being consolidated under Merrill Lynch Investment Managers ("MLIM"), the principal Merrill Lynch investment management affiliate. MLIP is now part of MLIM's Alternative Investments group, headed by Ron Rosenberg, Managing Director and former head of Merrill Lynch's Global Hedge Fund Sales and International Fixed Income Group. Fabio Savoldelli, Managing Director and head of MLIM - Alternative Strategies, has assumed management responsibilities for MLIP's business, reporting to Mr. Rosenberg. In connection with this consolidation, John R. Frawley, Jr., the President of MLIP, and certain other MLIP staff members have left Merrill Lynch, effective October 20, 2000.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits

               There are no exhibits required to be filed as part of this report.

               (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the first nine months of fiscal 2000.

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



                                     ML JWH STRATEGIC ALLOCATION FUND L.P.






                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)






Date:  November 14, 2000             By /s/ Michael L. Pungello
                                        -----------------------
                                        Michael L. Pungello
                                        Duly Authorized Signatory
                                        Vice President, Chief Financial Officer
                                        and Treasurer