Form 10-K405
period 2000-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2001-03-27
CIK 1005177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the fiscal year ended: December 31, 2000
                                         or
                 ( ) Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-28928

                       ML JWH STRATEGIC ALLOCATION FUND L.P.
              --------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          DELAWARE                                              13-3887922
-------------------------------                          -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                           PRINCETON CORPORATE CAMPUS
                      800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                   ------------------------------------------
                     (Address of principal executive offices)

        Registrant's telephone number, including area code: (609) 282-6998

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

                                                      Yes   X          No
                                                         -----           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: as of February 1, 2001, limited partnership units with an aggregate net asset value of $270,542,600 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2000 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2000, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                       ANNUAL REPORT FOR 2000 ON FORM 10-K

                                Table of Contents
                                -----------------

Table of Contents
-----------------

                                  PART I                                                  PAGE
                                  ------                                                  ----
Item 1.   Business......................................................................     1

Item 2.   Properties....................................................................     10

Item 3.   Legal Proceedings.............................................................     10

Item 4.   Submission of Matters to a Vote of Security Holders...........................     10

                                  PART II
                                  -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..........    10

Item 6.   Selected Financial Data........................................................    11

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................    13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................    17

Item 8.   Financial Statements and Supplementary Data....................................    23

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................................    23


                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant.............................    23

Item 11.  Executive Compensation.........................................................    25

Item 12.  Security Ownership of Certain Beneficial Owners and Management.................    25

Item 13.  Certain Relationships and Related Transactions.................................    25

                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................    27

                                    PART I

ITEM 1: BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS:

         ML JWH Strategic Allocation Fund L.P. (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and began trading operations on July 15, 1996. The Fund trades in the international futures and forward markets applying multiple proprietary trading strategies under the direction of John W. Henry & Company, Inc. ("JWH-Registered Trademark-").

         Merrill Lynch Investment Partners Inc., ("MLIP"), a wholly-owned subsidiary of Merrill Lynch Group, Inc. which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Fund. Merrill Lynch Futures Inc. ("MLF"), a Merrill
Lynch affiliate, is the Fund's commodity broker. MLIP, an indirect subsidiary of Merrill Lynch, became a member of Merrill Lynch Investment Managers ("MLIM") - Alternative Investments Group during October 2000. MLIM's Alternative Investments Group creates and manages a variety of alternative investment products, including managed futures funds, hedge funds, funds of funds, exchange funds and private equity funds. MLIP is currently intending to convert to a Delaware limited liability company to be named MLIM Alternative Strategies LLC. This conversion is expected to occur during 2001.

         JWH-Registered Trademark- has been the sole trading advisor for the Fund since inception. JWH-Registered Trademark- manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH-Registered Trademark- trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $1.242 billion in client capital as of December 31, 2000.

         The Fund may offer its units of limited partnership interest ("Units"), when available for sale, as of the beginning of each month. Investors whose subscriptions are accepted during a month are admitted to the Fund as Limited Partners as of the beginning of the following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors' customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of their Units.

         As of December 31, 2000, the aggregate Net Asset Value of the Fund was $283,167,270, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $173.69.

         Through December 31, 2000, the highest month-end Net Asset Value per Unit was $173.69 (December 31, 2000) and the lowest $98.89 (August 31, 1996).

     (b) FINANCIAL INFORMATION ABOUT SEGMENTS:

         The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

     (c) NARRATIVE DESCRIPTION OF BUSINESS:

         GENERAL

         The Fund trades in the international futures, options on futures and forward markets applying the multiple proprietary trading strategies ("Programs") of JWH-Registered Trademark-. In managing the Fund's trading, JWH-Registered Trademark- uses its "JWH-Registered Trademark- Strategic Allocation Program" in which JWH-Registered Trademark- selects, and allocates and reallocates Fund assets in any different combinations of, its JWH-Registered Trademark- Programs. The Fund's primary objective is achieving, through speculative trading, substantial long-term capital appreciation. At the same time, the use of multiple JWH-Registered Trademark- Programs has the potential to reduce the expected volatility and risk of loss which would typically be associated with the use of any single Program.

         The Fund applies a multi-strategy approach. MLIP has delegated to JWH-Registered Trademark- full discretionary authority over the selection of which JWH-Registered Trademark- Trading Programs to use for the Fund and the leverage to be applied.

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

LEVERAGE CONSIDERATIONS

         The larger the Fund's market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which the Fund is said to be trading. In general, the larger the Fund's market commitment, the profit potential increases, as well as risk of loss. JWH-Registered Trademark-adjusts the Fund's market commitment to levels which JWH-Registered Trademark- believes are consistent with the Fund's desired internal risk/reward profile. For example, in volatile markets, JWH-Registered Trademark- might decide -- in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential -- that the positions ordinarily appropriate for a $50 million Fund allocation are all a $75 million allocation should acquire. On the other hand, market factors might cause JWH-Registered Trademark- to decide -- in order to increase market exposure and, accordingly, profit potential as well as risk of loss -- that the positions ordinarily indicated for a $100 million allocation are appropriate for a Fund allocation of only $50 million.

         At certain times -- often after substantial gains in several of the Programs -- JWH-Registered Trademark- may conclude that the Fund's portfolio offers more risk than reward. If so, JWH-Registered Trademark- may reduce the Fund's market commitment, both taking profits and controlling risk. Conversely, JWH-Registered Trademark- may commit more than the total assets of the Fund to the markets if the profit potential seems to justify the added risk.

JOHN W. HENRY & COMPANY, INC.

BACKGROUND

         John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John
W. Henry & Co., Inc. to conduct business as a commodity trading advisor. JWH reincorporated in Florida in 1997. JWH-Registered Trademark-'s offices are at 301 Yamato Road, Suite 2200, Boca Raton, Florida, 33431-4931, JWH-Registered Trademark-'s registration as a Commodity Trading Advisor became effective in November 1980. JWH-Registered Trademark- is a member of the National Futures Association ("NFA") in this capacity.

TRADING STRATEGY

         THE FOLLOWING DESCRIPTION OF JWH-Registered Trademark-S TRADING STRATEGY RELATES TO JWH-Registered Trademark- GENERALLY AND NOT TO THE FUND ITSELF.

         GENERAL

         JWH-Registered Trademark- specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH-Registered Trademark- has developed and implemented proprietary trend-following trading techniques that focus on long-term rather than short-term, day-to-day trends. JWH-Registered Trademark- currently operates eleven trading programs.

         IMPLEMENTING THE PROGRAM

         The first step in the JWH-Registered Trademark- investment process is the identification of sustained price movements -- or trends -- in a given market. While there are many ways to identify trends, JWH-Registered Trademark- uses mathematical models that attempt to distinguish real trends from interim volatility. It also presumes that trends often exceed in duration the expectation of the general marketplace.

         JWH-Registered Trademark-'s historical performance demonstrates that, because trends often last longer than most market participants expect, significant returns can be generated from positions held over a long period of time. The first step in the JWH-Registered Trademark- investment process is the identification of a price trend. JWH-Registered Trademark- focuses on attempting to implement a trading methodology which identifies a majority of the significant, as opposed to the more numerous small, price trends in a given market.

         JWH-Registered Trademark- attempts to pare losing positions relatively quickly while allowing profitable positions to mature. Most losing positions are closed within a few days or weeks, while others -- those where a profitable trend continues -- are retained. Positions held for two to four months are not unusual, and positions have been held for more than one year. Historically, only 30% to 40% of all trades made pursuant to the investment methods have been profitable. Large profits on a few trades in positions that typically exist for several months have produced favorable results overall.

         The greatest cumulative percentage decline in daily net asset value which JWH-Registered Trademark- has experienced in any single program was nearly sixty percent on a composite basis since its inception. Investors in the Fund should understand that similar or greater drawdowns are possible in the future.

         To reduce exposure to volatility in any particular market, most JWH-Registered Trademark- programs participate in several markets at one time. In total, JWH-Registered Trademark- participates in up to 60 markets, encompassing interest rates, foreign exchange, and commodities such as agricultural products, energy and precious metals. Most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

         Throughout the investment process, risk controls designed to reduce the possibility of an extraordinary loss in any one market are maintained. Proprietary research is conducted on an ongoing basis to refine the JWH-Registered Trademark- investment strategies and attempt to reduce volatility while maintaining the potential for excellent performance.

         JWH-Registered Trademark- at its sole discretion may override computer-generated signals, and may at times use discretion in the application of its quantitative models which may affect performance positively or negatively. This could occur, for example, when JWH-Registered Trademark- determines that markets are illiquid or erratic, which may occur cyclically during holiday seasons or on the basis of irregularly-occurring market events. Subjective aspects of JWH-Registered Trademark-'s quantitative models also include the determination of the size of the position in relation to account equity, when an account should commence trading, markets traded, contracts and contract month selection, and effective trade execution.

         PROGRAM MODIFICATIONS

         Proprietary research is conducted on an ongoing basis to refine the JWH-Registered Trademark- investment strategies and attempt to reduce volatility. While the basic philosophy underlying the firm's investment methodology has remained intact throughout its history, the potential benefits of employing more than one investment methodology, or in varying combinations, is a subject of continual testing, review and evaluation. Extensive research may suggest substitution of alternative investment methodologies with respect to particular contracts in light of relative differences in historical performance achieved through testing different methodologies. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program or a change in the degree of leverage employed. However, most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

         All cash in a JWH-Registered Trademark- investment program is available to be used to trade in a JWH-Registered Trademark- program. The amounts committed to margin will vary from time to time. As capital in each JWH-Registered Trademark- trading program increases, additional emphasis and weighting may be placed on certain markets which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH-Registered Trademark- may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLIP will generally not be informed of any such changes.

         Adjustments to the size of trading positions taken in relation to account equity have been and continue to be an integral part of JWH-Registered Trademark-'s investment strategy. At its discretion, JWH-Registered Trademark- may adjust position size in relation to account equity in certain markets or entire programs. Position size in relation to account equity adjustments may be made at certain times for some accounts but not for others. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change position size in relation to account equity may positively or negatively affect performance, and will alter risk exposure for an account. Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such position size in relation to account equity adjustments will be to the financial advantage of investors in the Fund. JWH-Registered Trademark- reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLIP.

         ADDITION, REDEMPTION AND REALLOCATION OF CAPITAL FOR COMMODITY POOL OR FUND ACCOUNTS

         Investors purchase or redeem Units at Net Asset Value on the close of business on the last business day of the month. In order to provide market exposure commensurate with the Fund's equity on the date of these transactions, JWH-Registered Trademark-'s general practice is to adjust positions as near as possible to the close of business on the last trading date of the month. The intention is to provide for additions and redemptions at a Net Asset Value that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month. Therefore, JWH-Registered Trademark- may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading. Based on JWH-Registered Trademark-'s determination of liquidity or other market conditions, JWH-Registered Trademark- may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month. No assurance is given that JWH-Registered Trademark- will be able to achieve the objectives described above in connection with Fund equity level changes. The use of discretion by JWH-Registered Trademark- in the application of this procedure may affect performance positively or negatively.

         PHYSICAL AND CASH COMMODITIES

         JWH-Registered Trademark- may from time to time trade in physical or cash commodities for immediate or deferred delivery, including specifically gold bullion, as well as futures and forward contracts when JWH-Registered Trademark- believes that cash markets offer comparable or superior market liquidity or the ability to execute transactions at a single price. The Commodity Futures Trading Commission ("CFTC") does not regulate cash transactions, which are subject to the risk of these entities' failure, inability or refusal to perform with respect to such contracts.

         THE JOINT VENTURE AGREEMENT

         The advisory arrangement between the Fund and JWH-Registered Trademark- is a joint venture ("Joint Venture"), a general partnership structure. The Joint Venture Agreement terminates December 31, 2001, subject to automatic one-year renewals, unless either the Fund or JWH-Registered Trademark- elects not to renew.

         The Fund has agreed to indemnify JWH-Registered Trademark- and related persons for any claims or proceedings involving the business or activities of the Fund, provided that the conduct of such persons does not constitute negligence, misconduct or breach of the Joint Venture Agreement or of any fiduciary obligation to the Fund and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Fund.

         JWH-Registered Trademark- and related persons will not be liable to the Joint Venture, the Fund or any of the Partners in connection with JWH-Registered Trademark-'s management of the Fund's assets except (i) by reason of acts or omissions in breach of the Joint Venture Agreement, (ii) due to their misconduct or negligence, or (iii) by reason of not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Fund. Mr. John W. Henry will not be liable except for his fraud or willful misconduct.

         JWH-Registered Trademark- has invested $100,000 in the Joint Venture.

         The Fund and the Joint Venture are herein collectively referred to as the "Fund" unless the context otherwise requires.

         USE OF PROCEEDS AND CASH MANAGEMENT INCOME

         SUBSCRIPTION PROCEEDS.

         The Fund's assets are used as security for and to pay the Fund's trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH-Registered Trademark-to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Fund. While being used for this purpose, the Fund's assets are also generally available for cash management, as more fully described below under "-- Available Assets."

         MARKET SECTORS.

         The Fund trades in a diversified group of markets under the direction of JWH-Registered Trademark-. JWH-Registered Trademark- can, and does, from time to time, materially alter the allocation of its overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by JWH-Registered Trademark- or the rapidity with which JWH-Registered Trademark- may alter its market sector allocations.

         MARKET TYPES.

         The Fund trades on a variety of United States and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

         Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

         In its exchange of futures for physical ("EFP") trading, the Fund acquires cash currency positions through banks and dealers. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

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

         CUSTODY OF ASSETS.

         All of the Fund's assets -- other than the assets held in a custodial account as described below under "--The Fund's U.S. Dollar Available Assets Included in the Commercial Paper Program" -- are currently held in customer accounts at Merrill Lynch.

         AVAILABLE ASSETS.

         The Fund earns income, as described below, on its "Available Assets," which can be generally described as the cash actually held by the Fund or invested in Commercial Paper holdings. Available Assets are held primarily in U.S. dollars or in U.S. dollar denominated securities issued by major U.S. corporations and are comprised of the following: (a) the Fund's cash balances held in the offset accounts (as described below) -- which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Commercial Paper purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

         The Fund's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

         THE FUND'S U.S. DOLLAR AVAILABLE ASSETS INCLUDED IN THE COMMERCIAL PAPER PROGRAM.

         Prior to June 2000, approximately 80% of the Fund's U.S. dollar Available Assets were managed directly by MLIM, pursuant to guidelines established by MLIP for which MLIM assumed no responsibility, in the Government Securities market. As of June 2000, the Government Securities were liquidated and the management agreement with MLIM was terminated. Commercial Paper was then purchased. Merrill Lynch Pierce Fenner & Smith ("MLPF&S") acts as custodian for the cash assets utilized in the Commercial Paper Program.

         INTEREST EARNED ON THE FUND'S U.S. DOLLAR AVAILABLE ASSETS NOT INCLUDED IN THE COMMERCIAL PAPER PROGRAM.

         The following description relates to the fund's U.S. dollar available assets not included in the Commercial Paper Program.

         The Fund's U.S. dollar Available Assets not included in the Commercial Paper Program are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

         MLF credits the Fund, as of the end of each month, with interest at the effective prevailing 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all interest paid on the short-term Treasury bills in which it invests.

         The use of the offset account arrangements for the Fund's U.S. dollar Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of Merrill Lynch. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because Merrill Lynch credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets not included in the Commercial Paper Program to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund not included in the Commercial Paper Program would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

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

         INTEREST PAID BY MERRILL LYNCH ON THE FUND'S NON-U.S. DOLLAR AVAILABLE ASSETS.

         Under the single currency margining system implemented for the Fund, the Fund itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

         The Fund holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Fund's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Fund while held in foreign currencies are subject to exchange rate risk.

         CHARGES

         The following table summarizes the charges incurred by the Fund during 2000, 1999 and 1998.

                                                             2000                    1999                   1998
                                                       ------------------       -------------------    ----------------
                                                             DOLLAR                  DOLLAR                DOLLAR
                        CHARGES                              AMOUNT                  AMOUNT                AMOUNT
       --------------------------------------------------------------------------------------------------------------
       Brokerage Commissions                                  $ 21,916,843           $ 28,008,137        $ 19,086,026
       Administrative Fees                                         750,433                903,488             615,678
       Ongoing Offering Costs                                      174,043                108,777                  --
                                                        ------------------     ------------------     ---------------
       Total                                                  $ 22,841,319           $ 29,020,402        $ 19,701,704
                                                        ==================     ==================     ===============

         In addition to the above charges, the Fund and JWH-Registered Trademark- share in the profits of the Joint Venture based on equity ownership provided that 20%, increased from 15% on October 1, 2000, of the Joint Venture's quarterly New Trading Profits are allocated to JWH-Registered Trademark-. For the years ended December 31, 2000, 1999 and 1998, JWH-Registered Trademark- received a profit share allocation of $2,586,818, $4,103,927 and $5,383,828 and earned interest of $7,986, $103,835 and $52,523 on such amounts, respectively.

                         DESCRIPTION OF CURRENT CHARGES

         The Fund and the Fund/JWH-Registered Trademark- Joint Venture are subject to the following charges and priority profit allocation (Profit Share):

RECIPIENT                         NATURE OF PAYMENT               AMOUNT OF PAYMENT
---------                         -----------------               -----------------
MLIP                           Ongoing offering                 Up to .25 of 1% of the Partnership's average
                               costs reimbursement              month-end assets (currently estimated at $300,000).
                                                                Reimbursement suspended on August 31, 2000.

MLF                            Brokerage commissions            A flat-rate, monthly Brokerage Commissions of 0.479
                                                                of 1% of the Joint Venture's month-end assets (a 5.75%
                                                                annual rate). Prior to October 1, 2000, the rate was
                                                                .646 of 1% per month (a 7.75% annual rate).

                                                                During 2000, 1999 and 1998, the round-turn
                                                                (each purchase and sale or sale and purchase of
                                                                a single futures contract) equivalent rate
                                                                of the Fund's flat-rate Brokerage Commissions was
                                                                approximately $121, $264 and $145.

                                       8

RECIPIENT                         NATURE OF PAYMENT               AMOUNT OF PAYMENT
---------                         -----------------               -----------------
MLF                            Use of Fund assets               MLF may derive an economic benefit from the deposit
                                                                of certain of the Fund's U.S. dollar Available Assets
                                                                not included in the Commercial Paper Program in
                                                                offset accounts.

MLIP                           Administrative Fee               A monthly Administrative Fee of .021 of 1% (a 0.25%
                                                                annual rate) per annum of the Joint Venture's
                                                                month-end assets is paid to MLIP, which pays all
                                                                routine administrative expenses of the Joint Venture,
                                                                other than the Fund's ongoing offering costs.

MLIB;
Other                          Bid-ask spreads                  Bid-ask spreads on forward and related trades.

Counterparties
JWH-Registered Trademark-      Profit Share                     20%, increased from 15% on October 1, 2000, of any
                                                                New Trading Profits, (as the Fund owns substantially
                                                                all of the Joint Venture, such special allocation
                                                                effectively is made out of Trading Profits which the
                                                                Fund would otherwise have received).

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

JWH-Registered Trademark-      Consulting Fees                  MLF pays JWH-Registered Trademark- annual Consulting
                                                                Fees of 2%, reduced from 4% on October 1, 2000, of
                                                                the Fund's average month-end assets, after reduction
                                                                for a portion of the Brokerage Commissions.

MLF; Other                     Extraordinary expenses           Actual payments to third parties; none paid to third
Third Parties                                                   parties to date.


         REGULATION

         MLIP, JWH-Registered Trademark- and MLF are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

ITEM 3:  LEGAL PROCEEDINGS

     JWH-Registered Trademark-

         There neither now exists nor has there previously ever been any material administrative, civil or criminal action against JWH-Registered Trademark- or its principals.

     MERRILL LYNCH

         Merrill Lynch -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP and MLF and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Fund) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIP or the Fund.

         MLIP itself has never been the subject of any material litigation.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Fund has never submitted any matter to a vote of its Limited Partners.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 5(a)

         (a)  MARKET INFORMATION:

              There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

         (b)  HOLDERS:

              As of December 31, 2000, there were 7,131 holders of Units, including MLIP.

         (c)  DIVIDENDS:

              MLIP has not made, and does not contemplate making, any distributions on the Units.

         (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES:

              The Fund originally registered 2,000,000 units of limited partnership interest. The Fund subsequently registered an additional 2,960,000 units of limited partnership interest. As of December 31, 2000, the Fund has sold 3,486,616 units of limited partnership interest, with an aggregate price of $445,610,169.

Item 5(b)

              Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the audited consolidated financial statements of the Fund:

                                                                                                 For the Period
                                                                                                July 15, 1996 to
                                                     For the Year Ended December 31,              December 31,
Income Statement Data                     2000             1999          1998          1997           1996
----------------------------------------------------------------------------------------------------------------
Revenues

Trading Profits (Loss):
  Realized                           $  9,945,923     $  9,335,723    $35,957,735   $18,820,033    $29,800,074
  Change in Unrealized                 38,113,338      (14,570,342)    12,141,395    10,201,917      4,696,372
                                     ------------     ------------    -----------   -----------    -----------
  Total Trading Results                48,059,261       (5,234,619)    48,099,130    29,021,950     34,496,446

Interest Income                        17,179,996       17,854,409     12,766,955    12,021,263      3,030,330
                                     ------------     ------------    -----------   -----------    -----------
  Total Revenues                       65,239,257       12,619,790     60,866,085    41,043,213     37,526,776
                                     ------------     ------------    -----------   -----------    -----------
Expenses:
  Brokerage Commissions                21,916,843       28,008,137     19,086,026    17,377,236      4,873,368
  Administrative Fees                     750,433          903,488        615,678       560,556        157,205
  Ongoing Offering Costs                  174,043          108,777              -             -              -
                                     ------------     ------------    -----------   -----------    -----------
  Total Expenses                       22,841,319       29,020,402     19,701,704    17,937,792      5,030,573
                                     ------------     ------------    -----------   -----------    -----------
Income (Loss) before Minority
Interest and Profit Share
Allocation                             42,397,938      (16,400,612)    41,164,381    23,105,421     32,496,203
Profit Share Allocation                (2,594,804)      (4,207,762)    (5,436,351)   (2,640,194)    (4,683,010)
Minority Interest in (Income) Loss        (27,502)           7,926        (19,071)      (12,447)       (23,383)
                                     ------------     ------------    -----------   -----------    -----------
Net Income (Loss)                    $ 39,775,632     $(20,600,448)   $35,708,959   $20,452,780    $27,789,810
                                     ============     ============    ===========   ===========    ===========
                                      December 31,    December 31,    December 31,   December 31,  December 31,
Balance Sheet Data                       2000             1999           1998           1997*          1996*
----------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                 $283,167,270     $360,219,859   $314,512,911  $223,735,828   $172,840,660
Net Asset Value per Unit                  $173.69          $146.40        $154.34       $135.40        $123.16
                                     ---------------------------------------------------------------------------

* Balance sheet data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

------------------------------------------------------------------------------------------------------------------------
                                         MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------------
          Jan.     Feb.     Mar.      Apr.     May      June      July     Aug.      Sept.    Oct.     Nov.     Dec.
------------------------------------------------------------------------------------------------------------------------
 1996       N/A      N/A       N/A      N/A      N/A       N/A    $98.98   $98.89   $104.32  $114.96  $122.58   $123.16
------------------------------------------------------------------------------------------------------------------------
 1997    $126.87  $126.83   $126.92  $126.34  $122.41   $122.74  $131.47  $127.12   $126.28  $129.54  $130.80   $135.40
------------------------------------------------------------------------------------------------------------------------
 1998    $133.35  $132.47   $133.48  $128.97  $134.18   $132.11  $130.50  $143.13   $153.91  $155.19  $142.61   $154.34
------------------------------------------------------------------------------------------------------------------------
 1999    $149.98  $153.82   $152.11  $158.66  $158.41   $164.26  $159.64  $159.75   $156.13  $143.66  $146.91   $146.40
------------------------------------------------------------------------------------------------------------------------
 2000    $147.98  $149.61   $143.39  $141.10  $139.63   $134.11  $129.33  $134.06   $124.33  $131.37  $148.57   $173.69
------------------------------------------------------------------------------------------------------------------------

         Prior to June 30, 1998, the Net Asset Value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                       ML JWH STRATEGIC ALLOCATION FUND L.P.
                                 DECEMBER 31, 2000


      TYPE OF POOL: Single-Advisor/Publicly-Offered/Not "Principal Protected"(1)
                       INCEPTION OF TRADING: July 15, 1996
                      AGGREGATE SUBSCRIPTIONS: $445,610,169
                      CURRENT CAPITALIZATION: $283,167,270
                   WORST MONTHLY DRAWDOWN:(2) (8.11)% (11/98)
             WORST PEAK-TO-VALLEY DRAWDOWN:(3) (24.30)% (7/99 - 12/00)

                                   MONTHLY RATES OF RETURN(4)
---------------------------------------------------------------------------------------------
MONTH                         2000         1999           1998          1997          1996
---------------------------------------------------------------------------------------------
January                       1.08%       (2.82)%        (1.51)%        3.01%          N/A
---------------------------------------------------------------------------------------------
February                       1.10         2.56         (0.66)        (0.03)          N/A
---------------------------------------------------------------------------------------------
March                         (4.16)       (1.11)         0.77          0.07           N/A
---------------------------------------------------------------------------------------------
April                         (1.59)        4.30         (3.38)        (0.46)          N/A
---------------------------------------------------------------------------------------------
May                           (1.04)       (0.15)         4.04         (3.11)          N/A
---------------------------------------------------------------------------------------------
June                          (3.95)        3.69         (1.54)         0.27           N/A
---------------------------------------------------------------------------------------------
July                          (3.56)       (2.81)        (1.22)         7.11          (1.02)%
---------------------------------------------------------------------------------------------
August                         3.65         0.07          9.68         (3.31)         (0.09)
---------------------------------------------------------------------------------------------
September                     (7.26)       (2.26)         7.53         (0.66)          5.49
---------------------------------------------------------------------------------------------
October                        5.66        (7.99)         0.83          2.58          10.20
---------------------------------------------------------------------------------------------
November                      13.10         2.26         (8.11)         0.97           6.62
---------------------------------------------------------------------------------------------
December                      16.91        (0.35)         8.23          3.52           0.47
---------------------------------------------------------------------------------------------
Compound Annual                                                                       23.15%
Rate of Return               18.65%        (5.15)%       14.00%         9.93%  (5-1/2 months)
---------------------------------------------------------------------------------------------


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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

         Because JWH-Registered Trademark-'s systems are designed with the objective of identifying and profiting from long-term price trends, they are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

         While there can be no assurance that the JWH-Registered Trademark-Programs will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Fund.

PERFORMANCE SUMMARY

2000

   Interest Rate and Stock Indices    $  5,135,234
   Commodities                          (1,255,021)
   Currencies                           20,534,901
   Energy                               34,180,035
   Metals                              (10,535,888)
                                      ------------
                                      $ 48,059,261
                                      ============

         The Fund's trading strategy was strong in November and December leaving the Fund profitable for the year ended December 31, 2000, as gains were realized in energies, currencies, interest rates and stock indices, while losses were incurred in metals and commodities. Energy prices soared higher on supply restrictions by OPEC. Positions in currencies were profitable as the Euro and yen slumped in the fourth quarter to the advantage of longer-term trend followers. Interest rates and stock indices markets were slightly profitable despite erratic and volatile conditions. The metals markets were unprofitable as gold prices continued to slide from February highs. Burdensome world sugar supplies led to losses in the commodities markets.

         Energy trading produced the largest gains for 2000. Crude and heating oil prices surged early in the year as heating demand rose due to inclement weather. Continued supply restrictions by OPEC raised the price of oil to new highs, surpassing $30 per barrel for the first time since the Gulf War. Prices continued to surge in the second quarter on worries of new standards for reformulated gasoline. Energy costs remained high and were subject to increased volatility in the third quarter on low U.S. oil reserves. By year end, the imbalance between low supply and high demand for crude oil and natural gas compounded by harsh winter weather supported high price trends.

         Currencies trading posted strong gains late in the year. Currency trading provided modest gains early in the year as the U.S. dollar rose against the British pound and the yen. The yen continued its depreciation despite the Bank of Japan's efforts to support it. Euro positions continued to struggle despite improving European economic data while the resilient U.S. economy attracted foreign capital. By year end, the U.S. dollar continued its rally versus the Euro and the yen slumped to a 16 month low against the U.S. dollar on growing pessimism about Japan's economic outlook.

         Interest rates and stock indices markets posted modest gains for the year. Gains were realized on short positions in the Nikkei 225 index as the index reached its two year low. Losses were incurred as investors sold high technology issues, leading to losses in the NASDAQ Stock index. Interest rate trading was profitable as the Fund capitalized on the beginnings of strong trend in interest rates. By year end, both the short and long end of the U.S. yield curve were profitable, providing a strong finish in the sector.

         Agricultural commodities posted modest losses for the year. Coffee prices were lower early on due to an oversupplied market. Brazil issued a report which indicated 2000/01 sugar production would have a significant drop due to the prior year's inclement weather. Sugar prices rose amid smaller than expected world harvests and greater demand in Asia.

         Metals trading was unprofitable. After reaching a February high, gold prices fell nearly 10% as the Bank of France indicated that it might sell gold reserves. Gold prices rebounded slightly in the third quarter. Losses were also incurred in the aluminum, copper and nickel sectors. Copper prices suffered from weaker than usual sales at year end.

1999

   Interest Rate and Stock Indices    $(34,470,825)
   Commodities                          (4,165,419)
   Currencies                           27,765,382
   Energy                               27,637,758
   Metals                              (22,001,515)
                                      ------------
                                      $ (5,234,619)
                                      ============

         The Fund finished 1999 with gains in currencies and energies and losses in agricultural commodities, metals, interest rates and stock indices. Decreasing world inventories for oil pushed prices to some of their highest levels seen since the Gulf War. Positions in currencies were profitable as the yen appreciated throughout most of the year and the Euro continued a downward bias since its inception. The announcement by European Central Banks to limit gold sales resulted in a spike in the gold market that proved unprofitable and diminished market liquidity. The Fund also suffered losses in Australian and Asian interest rates from volatile and uncertain market conditions.

         Currency trading produced the largest gains during 1999 for the Fund. The first half of the year saw profitable positions in the Japanese yen and Euro trading, which outweighed small losses in the British pound and the Australian dollar. The continuation of the strong U.S. dollar, especially relative to the new Euro, offset losses in other markets. The second half of the year produced mixed results, as profitable trading in the Japanese yen were offset by losses in European and emerging currency trading. Long yen positions resulted in strong gains as the prospect of continued economic recovery boosted share prices in Japan and the yen appreciated against the U.S. dollar. Euro currency trading sustained losses as it continued to trade in the same choppy pattern that has been evident during most of 1999.

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

         Trading in agricultural was unprofitable overall for Fund in 1999. Losses in coffee, corn, sugar and cotton, outweighed small gains in coffee,soybean and cocoa during the first half of the year. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances and unpredictable weather throughout the world. Despite a severe drought, Brazil issued higher than expected crop projections, this coupled the anticipation of supply/demand imbalance for coffee from an expected 2000-2001 bumper crop pushed coffee prices lower during the fourth quarter.

         Metals trading generated large losses for the Fund in 1999 as losses in copper, nickel and silver offset gains in aluminum and gold. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Short positions in gold resulted in losses as prices hit multi-year highs. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

         Stock index trading was unprofitable for the Fund in 1999. The first half of the year saw gains in the Nikkei 225, slightly outweigh losses in the All Ordinaries and the FTSE 100. The Nikkei 225 index continued to show upward trends during the first half of the year in response to the economic numbers that suggested the Japanese economy was firming. The second half of the year produced losses that offset the gains from the first half of 1999. Stock indices continued their volatile and choppy trading throughout the remainder of the year as losses in the FTSE 100 and All Ordinaries greatly offset gains in the Nikkei 225.

         Interest rate trading was volatile during the year as the Federal Reserve raised interest rates three times and the Japanese government's continued desire to keep short term rates at zero loomed over the markets throughout the year. Interest rates generated the largest losses for the Fund in 1999. Early in the year, the yield on the Japanese government ten-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector. The second half of the year saw losses in both the short and long end of the U.S. yield curve as the bond markets were bearish after the Federal Reserve raised rates and the potential for more rates hikes in 2000. Also, the long end of the Japanese yield curve and short end of the Eurodollar yield curve generated losses during the fourth quarter.

1998

   Interest Rate and Stock Indices    $ 44,472,322
   Commodities                             218,353
   Currencies                            1,242,166
   Energy                                9,562,147
   Metals                               (7,395,858)
                                      ------------
                                      $ 48,099,130
                                      ============

         The year began with global markets negatively impacted by the worsening economies of Asia. In the financial markets, global liquidity declined sharply as investors grew more risk verse, unwilling to commit funds to any but the most conservative investments. The decline in investor participation exaggerated market movements, generating substantial volatility. At mid-year, Russia's default on sovereign debt led to significant losses in leveraged investment vehicles, shaking investor confidence further. The result was a classic liquidity crisis which threatened to unsettle the global economy and led to a series of activist interventions by the U.S. Federal Reserve Bank to restore stability.

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

LIQUIDITY; CAPITAL RESOURCES

         The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

         Inflation by itself does not affect profitability, but it can cause price movements that do so.

         The Fund's assets and open positions are generally highly liquid.

                              ---------------

         The Fund changes its positions and market focus frequently. Consequently, the fact that the Fund realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Fund will do so in the future.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Fund, under the direction of JWH-Registered Trademark-, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

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

         The Fund's risk exposure in the various market sectors traded by JWH-Registered Trademark- is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

         Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximating one year, generally) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

         The following table indicates the average, highest, and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal year 2000. During the fiscal year 2000, the Fund's average capitalization was approximately $290,101,378. During the fiscal year 1999, the Fund's average capitalization was approximately $352,593,851.

                                                        December 31, 2000
                             ----------------------------------------------------------------------
                             Average Value      % of Average       Highest Value       Lowest Value
Market Sector                   at Risk        Capitalization         at Risk             at Risk
                             --------------    --------------      --------------      -------------
Interest Rates                 15,675,747           5.40%            18,496,997          10,268,729
Currencies                     15,842,697           5.46%            21,932,192          10,593,047
Stock Indices                   5,256,667           1.81%             6,371,507           3,064,164
Metals                          3,316,354           1.14%             5,395,000           1,975,750
Commodities                     2,580,252           0.89%             4,074,413           1,601,205
Energy                          6,913,998           2.38%             9,427,200           5,408,460
                             ------------      ----------        --------------       -------------
Total                          49,585,715          17.09%            65,697,309          32,911,355
                             ============      ==========        ==============       =============

                                                        December 31, 1999
                             ----------------------------------------------------------------------
                             Average Value      % of Average       Highest Value       Lowest Value
Market Sector                   at Risk        Capitalization         at Risk             at Risk
                             --------------    --------------      --------------      -------------
Interest Rates                 23,626,211           6.70%            19,485,183          12,987,107
Currencies                     13,608,002           3.86%            17,225,422          11,644,992
Stock Indices                   3,366,115           0.95%             6,158,544           2,715,599
Metals                          2,732,533           0.77%             2,993,250           1,561,000
Commodoties                     2,797,471           0.79%             3,400,696           2,363,144
Energy                          4,525,408           1.28%             5,602,967           3,989,200
                             ------------      ----------        --------------       -------------
Total                          50,655,740          14.37%            54,866,062          35,261,042
                             ============      ==========        ==============       =============

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

CASH MANAGEMENT

         Prior to June 2000, the Fund invested a portion of its assets in Government Securities. Effective June 2000, the Fund liquidated the
Government Securities held and now invests a portion of its assets in Commercial Paper. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIP.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

         The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and JWH-Registered Trademark- for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all, or substantially all, of the time value of their investment in the Fund.

         The following were the primary trading risk exposures of the Fund as of December 31, 2000, by market sector.

         INTEREST RATES.

         Interest rate risk is the principal market exposure of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

         CURRENCIES.

         The Fund trades in a large number of currencies. However, the Fund's major exposures have typically been in the dollar/yen, dollar/euro and dollar/pound positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

         STOCK INDICES.

         The Fund's primary equity exposure is to G-7 equity index price movements. As of December 31, 2000, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

         METALS.

         The Fund's primary metals market exposure is to fluctuations in the price of gold and silver. Although JWH-Registered Trademark- trades base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, gold prices have remained volatile over this period, and JWH-Registered Trademark- has from time to time taken substantiaL positions as it has perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

         COMMODITIES.

         The Fund's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee and sugar accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 2000. In the past, the Fund has had material market exposure to grains and live cattle and may do so again in the future. However, MLIP anticipates that JWH-Registered Trademark- will maintain an emphasis on soybeans, grains, coffee and sugar, in which the Fund has historically taken its largest positions.

         ENERGY.

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although JWH-Registered Trademark- trades natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Fund as of December 31, 2000.

         FOREIGN  CURRENCY  BALANCES.

         The Fund's primary foreign currency balances are in Japanese yen, Euro and British pounds.

         SECURITIES POSITIONS.

         Prior to June 1, 2000, the Fund held only cash or interest-bearing Government Securities. The Fund's market exposure in instruments held other than for trading is in the interest rate risk exposure of the Fund's Government Securities portfolio, managed by MLAM pursuant to policies established by MLIP for which MLAM assumed no responsibility, as well as on the Fund's cash on deposit with MLF. Effective June 1, 2000, the Fund invests in interest bearing Commercial Paper with generally 30, 60 and 90 day maturities, which it holds to maturity.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

         MLIP has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge JWH-Registered Trademark- to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH-Registered Trademark- has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of monitoring JWH-Registered Trademark-with the market risk controls being applied by JWH-Registered Trademark-itself.

RISK MANAGEMENT

         JWH-Registered Trademark- attempts to control risk in all aspects of the investment process -- from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH-Registered Trademark- double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH-Registered Trademark- seeks to control overall risk as well as the risk of any one position, and JWH-Registered Trademark- trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH-Registered Trademark- factors the point of exit into the decision to enter (stop loss). The size of JWH-Registered Trademark-'s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

         To attempt to reduce the risk of volatility, while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH-Registered Trademark- investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH-Registered Trademark- may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

         JWH-Registered Trademark- may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH-Registered Trademark- at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

         Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH-Registered Trademark-'s investment strategy. At its discretion, JWH-Registered Trademark- may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

NON-TRADING RISK

         The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

         MLIP controls the interest-rate risk of the Fund's non-trading instruments (Commercial Paper invested for cash management purposes) by limiting the overall duration of such instruments to no more than nine months. These risk control policies have been successful in the Fund's operations to date, and MLIP does not anticipate any change in these policies. However, if the interest rate environment changes materially, MLIP might change the permissible duration of the Fund's Commercial Paper Holdings.

         The Fund has cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLIP does not take any steps to limit the cash flow risk on the cash held on deposit at MLF.

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

         As a limited partnership, the Fund itself has no officers or directors and is managed by MLIP, the general partner. Trading decisions are made by JWH-Registered Trademark- on behalf of the Fund.

         The principal officers and the directors of MLIP and their respective business backgrounds are as follows:

RONALD S. ROSENBERG        Chairman and Director

FABIO P. SAVOLDELLI        President and Director

STEVEN B. OLGIN            Vice President, Chief Administrative Officer and
                           Director

FRANK M. MACIOCE           Vice President and Director

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

         Ronald S. Rosenberg was born in 1961. Mr. Rosenberg is Chairman and a Director of MLIP and head of the Alternative Investments Group for MLIM Americas, which creates alternative investment products and strategies for Merrill Lynch's large institutional and high net worth private clients. These products include funds of funds investing in hedge funds, private equity funds, exchange funds, as well as other specialized investment products. Most recently, Mr. Rosenberg ran the Global Hedge Fund Sales Group and International Fixed Income Groups which sold investment products to hedge funds worldwide. He joined Merrill Lynch in 1995 from JP Morgan, where he was also responsible for sales groups that sold investment products to hedge funds. Mr. Rosenberg was educated at the Wharton Business School, where he received a Master of Business Administration in Finance. He graduated Phi Beta Kappa from Rutgers University with a Bachelor of Arts in Computer Science and Economics.

         Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is President and a Director of MLIP. He will oversee the Fund's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

         Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Director of MLIP and the senior legal counsel responsible for MLIM Alternative Investments Group. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

         Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Administrative Officer and Director of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Illinois Bar.

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

         As of December 31, 2000, the principals of MLIP had no investments in the Fund and MLIP's general partner interest in the Fund was valued at approximately $3,219,589.

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

         (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

         John W. Henry & Company, Inc. is the trading advisor of the Fund. Were JWH-Registered Trademark-'s services no longer to be available to the Fund, the Fund would, in all likelihood, dissolve.

         (d) FAMILY RELATIONSHIPS:

         None.

         (e) BUSINESS EXPERIENCE:

         See Item 10(a)(b) above.

         (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

         None.

         (g) PROMOTERS AND CONTROL PERSONS:

         Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

         The officers of MLIP are remunerated in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Fund, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

         As of December 31, 2000, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units. All of the Fund's units of general partnership interest are owned by MLIP.

         (b) SECURITY OWNERSHIP OF MANAGEMENT:

         As of December 31, 2000, MLIP owned 18,536 unit-equivalent general partnership interests, which was 1.14% of the total Units outstanding.

         (c) CHANGES IN CONTROL:

         None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) TRANSACTIONS BETWEEN MERRILL LYNCH AND THE FUND

         All of the service providers to the Fund, other than JWH-Registered Trademark-, are affiliates of Merrill Lynch. Merrill Lynch negotiated with JWH-Registered Trademark- over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

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

         In 2000, the Fund expensed: (i) Brokerage Commissions of $21,916,843 to MLF, which included $10,627,037 in Management Fees paid by MLF to JWH-Registered Trademark-; and (ii) Administrative Fees of $750,433 to MLIP. In addition, MLIP and its affiliates derived certain economic benefit from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

         See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Fund.

         (c) INDEBTEDNESS OF MANAGEMENT:

         The Fund is prohibited from making any loans, to management or otherwise.

         (d) TRANSACTIONS WITH PROMOTERS:

         Not applicable.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. FINANCIAL STATEMENTS:                                                              PAGE
                                                                                                  ----
               Independent Auditors' Report                                                          1

               Consolidated Statements of Financial Condition as of December 31, 2000 and 1999       2

               For the years ended December 31, 2000, 1999 and 1998:
                   Consolidated Statements of Operations                                             3
                   Consolidated Statements of Changes in Partners' Capital                           4

               Notes to Consolidated Financial Statements                                         5-10

         (a)2. FINANCIAL STATEMENT SCHEDULES:

               Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         (a)3. EXHIBITS:

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation:               Description
------------               -----------
1.01                       Form of Selling Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc.
                           ("Merrill Lynch Futures"), Merrill Lynch, Pierce, Fenner & Smith Incorporated (the
                           "Selling Agent") and JWH-Registered Trademark-.

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

3.01(i)                    Certificate of Limited Partnership of the Registrant.

EXHIBIT 3.01(i):           Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant's
                           Registration Statement.

10.01                      Form of Joint Venture Agreement among the Registrant, MLIP, Merrill Lynch Futures Inc.
                           and JWH-Registered Trademark-.

EXHIBIT 10.01:             Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's
                           Registration Statement.

10.02                      Form of Customer Agreement between the Registrant's joint venture with
                           JWH-Registered Trademark- and Merrill Lynch Futures Inc.

EXHIBIT 10.02:             Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's
                           Registration Statement.

10.03                      Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, Merrill
                           Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Designation:               Description
------------               -----------
EXHIBIT 10.03:             Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's
                           Registration Statement.

10.04                      Joint Venture Agreement Amendment among JWH-Registered Trademark- and the Fund.

EXHIBIT 10.04:             Is filed herewith.

10.05                      Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the
                           Prospectus).

EXHIBIT 10.05:             Is incorporated herein by reference from Exhibit 10.05 contained in the  Registrant's
                           Registration Statement.

10.06                      Form of Investment Advisory Contract among the Registrant's joint venture with
                           JWH-Registered Trademark-, MLIP, and Merrill Lynch Futures Inc..

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's
                           Registration Statement.

10.07                      Form of Custody Agreement among the Registrant's joint venture with JWH-Registered Trademark-
                           and Merrill Lynch Futures Inc.

EXHIBIT 10.07:             Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's
                           Registration Statement.

10.08                      Form of Limited Liability Company Operating Agreement.

EXHIBIT 10.08:             Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant's
                           Form 10-K, for the fiscal year ended December 31, 1997, filed March 30, 1998.

10.09                      Form of Amendatory Agreement.

EXHIBIT 10.09:             Is incorporated herein by reference from Exhibit 10.09 contained in the Registrant's
                           Registration Statement.

13.01                      2000 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

28.01                      Prospectus of the Fund dated April 25, 1996.

EXHIBIT 28.01:             Is incorporated herein by reference as filed with the Securities and Exchange
                           Commission pursuant to Rule 424 under the Securities Act of 1933,
                           Registration Statement (File No. 333-80509) on Form S-1, effective April 25, 1996.

         (b) REPORT ON FORM 8-K:

         No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                                     ML JWH STRATEGIC ALLOCATION FUND L.P.

                                     By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                    General Partner

                                     By: /s/ Ronald S. Rosenberg
                                       ---------------------------------------
                                                  Ronald S. Rosenberg
                                                 Chairman and Director
                                             (Principal Executive Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 27, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                           Title                                                        Date
---------                           -----                                                        ----
/s/ Ronald S. Rosenberg              Chairman and Director                                        March 27, 2001
----------------------------         (Principal Executive Officer)
Ronald S. Rosenberg

/s/ Fabio Savoldelli                 President and Director                                       March 27, 2001
----------------------------
Fabio Savoldelli

/s/ Steven B. Olgin                  Vice President, Chief Administrative Officer                 March 27, 2001
-----------------------------        and Director
Steven B. Olgin

/s/ Michael L. Pungello              Vice President, Chief Financial Officer and Treasurer        March 27, 2001
-----------------------------        (Principal Financial and Accounting Officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch
Investment Partners Inc.)

MERRILL LYNCH INVESTMENT             General Partner of Registrant                                March 27, 2001
      PARTNERS INC.

By: /s/ Ronald S. Rosenberg
-----------------------------
        Ronald S. Rosenberg

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 2000 FORM 10-K

                                INDEX TO EXHIBITS

                           Exhibit
                           -------
Exhibit 10.04              Joint Venture Agreement Amendment among JWH-Registered Trademark- and the Fund

Exhibit 13.01              2000 Annual Report and Independent Auditors' Report