Form 10-Q
period 2001-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2001-05-11
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2001
                                --------------

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

                                  609-282-6996
                 ----------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                March 31,               December 31,
                                                                  2001                      2000
                                                              (unaudited)
                                                           ------------------   ------------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                               $      77,911,615    $           132,821,791
    Net unrealized profit on open contracts                       26,409,289                 50,582,680
Commercial Paper (Cost: $200,445,203 and $111,460,842)           200,445,203                111,460,842
Cash                                                                   2,548                        254
Accrued interest                                                     792,495                  1,840,366
                                                           ------------------   ------------------------

                TOTAL                                      $     305,561,150    $           296,705,933
                                                           ==================   ========================
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                          $ 5,453,731                $ 1,421,678
    Profit share payable                                           5,869,371                  2,594,708
    Brokerage commissions payable                                  1,464,107                  9,285,988
    Administrative fees payable                                       63,657                     61,812
                                                           ------------------   ------------------------

            Total liabilities                                     12,850,866                 13,364,186
                                                           ------------------   ------------------------

MINORITY INTEREST                                                    191,691                    174,477

PARTNERS' CAPITAL:
General Partner (18,536 and 18,536 Units)                          3,537,249                  3,219,589
Limited Partners (1,514,328 and 1,611,725 Units)                 288,981,344                279,947,681
                                                           ------------------   ------------------------

            Total partners' capital                              292,518,593                283,167,270
                                                           ------------------   ------------------------

                TOTAL                                      $     305,561,150    $           296,705,933
                                                           ==================   ========================
NET ASSET VALUE PER UNIT
(Based on 1,532,864 and 1,630,261 Units outstanding)       $          190.83    $                173.69
                                                           ==================   ========================


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   For the three             For the three
                                                    months ended              months ended
                                                      March 31,                 March 31,
                                                        2001                     2000
                                                -------------------   ------------------------
REVENUES:
    Trading profit (loss):
      Realized                                  $       57,097,690    $            (7,382,827)
      Change in unrealized                             (24,154,053)                 3,484,300
                                                -------------------   ------------------------

            Total trading results                       32,943,637                 (3,898,527)
                                                -------------------   ------------------------

     Interest income                                     3,897,027                  4,341,710
                                                -------------------   ------------------------

            Total revenues                              36,840,664                    443,183
                                                -------------------   ------------------------

EXPENSES:
    Administrative fees                                    179,557                    223,754
    Brokerage commissions                                4,129,816                  6,936,385
    Ongoing offering expense                              -                            65,266
                                                -------------------   ------------------------

            Total expenses                               4,309,373                  7,225,405
                                                -------------------   ------------------------

    INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                             32,531,291                 (6,782,222)

    Profit Share Allocation                             (5,861,481)                 -
    Minority Interest in (income) loss                     (17,214)                    (4,639)
                                                -------------------   ------------------------

NET INCOME (LOSS)                               $       26,652,596    $            (6,786,861)
                                                ===================   ========================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General
        Partner and Limited Partner Units
        outstanding                                      1,592,579                  2,417,511
                                                ===================   ========================

    Net income (loss) per weighted average
     General Partner and Limited Partner Unit   $            16.74    $                 (2.81)
                                                ===================   ========================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                  (unaudited)

                                                               General             Limited
                                            Units              Partner             Partners               Total
                                     -----------------   -----------------   --------------------  --------------------
PARTNERS' CAPITAL,
  December 31, 1999                         2,460,563    $      4,087,563    $       356,132,296   $       360,219,859

Additions                                      67,619              23,716              9,977,346            10,001,062

Net loss                                         -                (73,994)            (6,712,867)           (6,786,861)

Redemptions                                  (251,760)           (254,337)           (36,773,703)          (37,028,040)
                                     -----------------   -----------------   --------------------  --------------------

PARTNERS' CAPITAL,
  March 31, 2000                            2,276,422    $      3,782,948    $       322,623,072   $       326,406,020
                                     =================   =================   ====================  ====================

PARTNERS' CAPITAL,
  December 31, 2000                         1,630,261    $      3,219,589    $       279,947,681   $       283,167,270

Net income                                        -               317,660             26,334,936            26,652,596

Redemptions                                   (97,397)               -               (17,301,273)          (17,301,273)
                                     -----------------   -----------------   --------------------  --------------------

PARTNERS' CAPITAL,
  March 31, 2001                            1,532,864         $ 3,537,249          $ 288,981,344         $ 292,518,593
                                     =================   =================   ====================  ====================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of March 31, 2001, and the results of its operations for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

2.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the consolidated financial statements.

      SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics: (1) one or more underlyings and notional amounts or payment provisions; (2) requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and, (3) terms that require or permit net settlement. Generally, derivatives include futures, forwards, swaps, options, or other financial instruments with similar characteristics such as caps, floors and collars.

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

      The General Partner, Merrill Lynch Investment Partners, Inc., ("MLIP"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of John W. Henry & Company, Inc. ("JWH(R)") and reviewing outstanding positions for over-concentrations. While MLIP will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIP may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of advisor monitoring with the market risk controls being applied by JWH(R) itself.

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

      The credit risk associated with these instruments from counterparty non-performance is the net unrealized profit on open contracts, if any, included on the Consolidated Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

      The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                          MONTH-END NET ASSET VALUE PER UNIT

                       -----------------------------------------
                                  Jan        Feb        Mar
                       -----------------------------------------
                        2000    $147.98    $149.61    $143.39
                       -----------------------------------------
                        2001    $172.60    $171.38    $190.83
                       -----------------------------------------

      PERFORMANCE SUMMARY

      January 1, 2001 to March 31, 2001

      Interest rate trading was the biggest contributor to the Partnership's overall profitability during the quarter. The sector realized gains in all global bond markets traded, primarily Asia. Interest rates declined at year-end and the market reversed in January. Bonds generally benefited from the weakness in the equity markets. Gains were realized in short-term interest rates on Central Bank easing and the massive rally in Japanese government bonds as the Japanese economy showed signs of sputtering.

      Currency trading was profitable during the quarter. Currencies suffered losses early in the quarter by a weakening in the Euro. The Euro tumbled to two-month lows against the U.S. dollar in the wake of Turkey's lira currency float. Market concerns about European bank exposure to Turkish assets pushed the Euro to new lows. Strength in the U.S. dollar in March led to strong profits in Japanese yen, Euro, Swiss franc and British pound. Cross-rate trading was also profitable in March.

      Trading in stock indices was profitable despite a slow start to the quarter. The NASDAQ continued its slide into the new year, reaching a new 52 week low during February. The Nikkei 225 set a 15-year low during February. Equity indices, in general, declined sharply in March, leading to profits from short positions.

      Agricultural commodities posted gains for the quarter. Corn and sugar were the primary drivers for poor performance for January. This sector rebounded in March as solid gains were attributable to short positions in sugar, corn and cotton all falling to new contract lows.

      Metals trading was moderately successful. Positions in gold were profitable amid the Bank of England gold sale, but they failed to offset losses in other metals traded in January. Gains in copper failed to offset losses in aluminum, nickel and silver in February. All contracts were slightly profitable in March, leading to a gain in the overall sector.

      Energy trading was the lone sector which sustained losses for the quarter. Losses were incurred when U.S. oil prices gained more than $2 a barrel on an OPEC announcement that it would cut production by 1.5 million barrels a day beginning February 1. OPEC officials made a follow-up announcement that they may need to act again on concern of a cooling economy may reduce demand for oil products.

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

      The stock index sector suffered losses in the Nikkei 225 Stock Index and the All Ordinaries Share Price Index when the market fell in response to speculation that the Group of Seven would take steps to weaken the yen. Towards the end of the quarter, the Partnership fluctuated with gains and then losses in positions in the Nikkei 225 Stock Index, the All Ordinaries Share Index and FTSE 100 Index.

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

      CASH MANAGEMENT

      Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now invests a portion of its assets in Commercial Paper. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIP.

      PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings

                  There are no pending proceedings to which the Partnership or MLIP is a party.

      Item 2.     Changes in Securities and Use of Proceeds

                  (a) None.
                  (b) None.
                  (c) None.
                  (d) The Fund originally registered 2,000,000 units of limited partnership interest. The Fund subsequently registered an additional 2,960,000 units of limited partnership interest. As of March 31, 2001, the Fund has sold 3,486,416 units of limited partnership interest, with an aggregate price of $445,610,169.

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

      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the first three months of fiscal 2001.

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



                             ML JWH STRATEGIC ALLOCATION FUND L.P.

                             By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)


Date:  May 15, 2001          By /s/ RONALD S. ROSENBERG
                                -----------------------
                                Ronald S. Rosenberg
                                Chairman and Director




Date:  May 15, 2001          By /s/ MICHAEL L. PUNGELLO
                                -----------------------
                                Michael L. Pungello
                                Vice President, Chief Financial Officer
                                and Treasurer