Form 10-Q
period 2001-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2001-08-13
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2001

                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                       c/o MLIM Alternative Strategies LLC
                (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            JUNE 30,       DECEMBER 31,
                                                              2001             2000
                                                           (UNAUDITED)
                                                         --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                             $  250,467,785   $  132,821,791
    Net unrealized profit on open contracts                   6,375,809       50,582,680

Commercial Paper (Cost: $111,460,842)                                --      111,460,842

Cash                                                                 --              254

Accrued interest                                                767,952        1,840,366
                                                         --------------   --------------

                TOTAL                                    $  257,611,546   $  296,705,933
                                                         ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                  $    2,891,832   $    1,421,678
    Profit share payable                                      5,899,681        2,594,708
    Brokerage commissions payable                             1,206,201        9,285,988
    Administrative fees payable                                  52,443           61,812
                                                         --------------   --------------

            Total liabilities                                10,050,157       13,364,186
                                                         --------------   --------------

MINORITY INTEREST                                               168,880          174,477

PARTNERS' CAPITAL:
General Partner (18,536 and 18,536 Units)                     3,116,320        3,219,589
Limited Partners (1,452,964 and 1,611,725 Units)            244,276,189      279,947,681
                                                         --------------   --------------

            Total partners' capital                         247,392,509      283,167,270
                                                         --------------   --------------

                TOTAL                                    $  257,611,546   $  296,705,933
                                                         ==============   ==============

NET ASSET VALUE PER UNIT
  (Based on 1,471,500 and 1,630,261 Units outstanding)   $       168.12   $       173.69
                                                         ==============   ==============


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX
                                                  MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                    JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                      2001              2000              2001              2000
                                                 --------------    --------------    --------------    --------------
REVENUES:
    Trading profit (loss):
      Realized                                   $  (12,791,872)   $   (7,698,035)   $   44,305,818    $  (15,080,862)
      Change in unrealized                          (20,052,723)      (11,054,573)      (44,206,776)       (7,570,273)
                                                 --------------    --------------    --------------    --------------

            Total trading results                   (32,844,595)      (18,752,608)           99,042       (22,651,135)
                                                 --------------    --------------    --------------    --------------

     Interest income                                  2,248,361         4,556,820         6,145,388         8,898,530
                                                 --------------    --------------    --------------    --------------

            Total revenues                          (30,596,234)      (14,195,788)        6,244,430       (13,752,605)
                                                 --------------    --------------    --------------    --------------

EXPENSES:
    Administrative fees                                 163,612           194,296           343,169           418,050
    Brokerage commissions                             3,763,075         6,023,169         7,892,891        12,959,554
    Ongoing offering expense                                 --            65,267                --           130,533
                                                 --------------    --------------    --------------    --------------

            Total expenses                            3,926,687         6,282,732         8,236,060        13,508,137
                                                 --------------    --------------    --------------    --------------

    INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                         (34,522,921)      (20,478,520)       (1,991,630)      (27,260,742)

    Profit Share Allocation                             (38,200)               --        (5,899,681)               --
    Minority Interest in loss                            22,812             9,173             5,598             4,534
                                                 --------------    --------------    --------------    --------------

NET LOSS                                         $  (34,538,309)   $  (20,469,347)   $   (7,885,713)   $  (27,256,208)
                                                 ==============    ==============    ==============    ==============

NET LOSS PER UNIT:
    Weighted average number of General Partner
        and Limited Partners Units outstanding        1,510,112         2,230,857         1,551,346         2,324,185
                                                 ==============    ==============    ==============    ==============

    Net loss per weighted average
     General Partner and Limited Partner Unit            (22.87)   $        (9.18)            (5.08)   $       (11.73)
                                                 ==============    ==============    ==============    ==============


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                             GENERAL            LIMITED
                           UNITS             PARTNER            PARTNERS            TOTAL
                      ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
  December 31, 1999         2,460,563    $     4,087,563    $   356,132,296    $   360,219,859

Additions                     108,883             23,716         15,828,681         15,852,397

Net loss                           --           (317,117)       (26,939,091)       (27,256,208)

Redemptions                  (472,774)          (680,352)       (66,945,992)       (67,626,344)
                      ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 2000             2,096,672    $     3,113,810    $   278,075,894    $   281,189,704
                      ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
  December 31, 2000         1,630,261    $     3,219,589    $   279,947,681    $   283,167,270

Net loss                           --           (103,269)        (7,782,444)        (7,885,713)

Redemptions                  (158,761)                --        (27,889,048)       (27,889,048)
                      ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 2001             1,471,500    $     3,116,320    $   244,276,189    $   247,392,509
                      ===============    ===============    ===============    ===============


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").


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

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

     The General Partner, MLIM Alternative Strategies LLC ("MLIM AS LLC") (formerly Merrill Lynch Investment Partners, Inc.), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of John W. Henry & Company, Inc. ("JWH(R)") and reviewing outstanding positions for over-concentrations. While MLIM AS LLC will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of advisor monitoring with the market risk controls being applied by JWH(R) itself.

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

     The credit risk associated with these instruments from counterparty non-performance is the net unrealized profit on open contracts, if any, included on the Consolidated Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

           JAN.       FEB.       MAR.      APR.       MAY        JUN.
 2000    $147.98    $149.61    $143.39    $141.10   $139.63    $134.11
 2001    $172.60    $171.38    $190.83    $172.29   $176.63    $168.12

Performance Summary

JANUARY 1, 2001 TO JUNE 30, 2001
--------------------------------

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

Agricultural commodities posted gains for the quarter. Corn and sugar were the primary drivers for poor performance for January. This sector rebounded in March as solid gains were attributable to sugar, corn and cotton all falling to new contract lows.

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

April 1, 2001 to June 30, 2001

Trading in agricultural commodities was the sole profitable strategy for the Partnership. Corn and cotton markets were profitable throughout the quarter. Sugar positions sustained losses early on but rebounded by quarter end.

Energy trading was unprofitable despite posting the first monthly gain for the sector for the year. Energy contracts in crude oil and heating oil had losses in April and June. These losses offset the gains realized from natural gas contracts in May. The gains were attributed to the sharp decline in prices and from generally weakened markets.

The metals sector suffered losses during the quarter. Losses were incurred in the gold markets in April and May, but rebounded slightly by June. Base metals were mixed to flat. Silver and aluminum markets were unprofitable. Copper trading was slightly profitable in June.

Losses were sustained in currency trading. In April, Pacific rim and European currencies suffered losses, while slight profits were generated in the Mexican peso, the Euro/Canadian dollar cross and the Thai baht. European currencies rebounded in May. The quarter ended with losses in the Japanese yen and crosses involving the yen.

Trading in stock indices was unprofitable. The sharp decline in stock prices in April contributed to losses in all markets traded. Across the board market volatility continued into May. By June, most markets were flat but losses were sustained in NASDAQ and German DAX trading.

Trading in the interest rates sector was difficult, leading to substantial losses. British and Japanese interest rate markets was the only profitable sector. The Eurobund market and the U.S. interest rate complex proved tough to trade and were the primary reason the sector lost money overall.

JANUARY 1, 2000 TO JUNE 30, 2000
--------------------------------

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

Metals were unprofitable when gold prices ended higher for the quarter in reaction to the Federal Reserve leaving interest rates unchanged and a report that the South African Reserve Bank received a $500 million gold denominated loan. While other central banks are decreasing reserves, this positive message to the bullion market pushed up prices creating losses in short positions.

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

Interest rate positions were unprofitable throughout the quarter. After the Federal Reserve raised interest rates 50 basis points, U.S. interest rates rallied due to a combination of lower stock prices and a perception that the Federal Reserve will be able to slow the economy. Since the most recent Fed funds and discount rate increase, the long bond has increased over 4 points or a decline of over 25 basis points in yield. U.S. bonds were unprofitable when bonds rallied during June both after a higher than expected unemployment report and on a lack of interest rate action by the Federal Reserve.

Cash Management

Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now invests a portion of its assets in Commercial Paper when favorable to the Partnership. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIM AS LLC. At June 30, 2001, the Partnership did not have an investment in Commercial Paper.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.

          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 2,960,000 units of limited partnership interest. As of June 30, 2001, the Partnership has sold 3,486,416 units of limited partnership interest, with an aggregate price of $455,610,169.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company.
          In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. The change will have no impact on the Partnership's investors.

          All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. Rosenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this report.

          (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the first six months of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ML JWH STRATEGIC ALLOCATION FUND L.P.






                                 By:           MLIM
                                      ALTERNATIVE STRATEGIES LLC
                                      (formerly Merrill Lynch
                                     Investment Partners, Inc.)
                                         (General Partner)






Date:  August 13, 2001           By: /s/ FABIO SAVOLDELLI
                                     --------------------
                                     Fabio Savoldelli
                                     Chairman, Chief Executive Officer,
                                     and Manager




Date:  August 13, 2001           By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                    Michael L. Pungello
                                    Vice President, Chief Financial Officer
                                    and Treasurer