Form 10-Q
period 2001-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2001-11-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

                                  609-282-6996
                                  ------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          SEPTEMBER 30,     DECEMBER 31,
                                                               2001             2000
                                                           (UNAUDITED)
                                                         --------------   --------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and options premium                             $  248,109,697   $  132,821,791
    Net unrealized profit on open contracts                  14,548,531       50,582,680
Commercial Paper (Cost $111,460,842)                                 --      111,460,842
Cash                                                                 --              254
Accrued interest                                                673,128        1,840,366
                                                         --------------   --------------

            Total assets                                 $  263,331,356   $  296,705,933
                                                         ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit share payable                                 $    5,957,085   $    2,594,708
    Brokerage commissions payable                             1,233,323        9,285,988
    Administrative fees payable                                  53,623           61,812
    Redemptions payable                                       3,766,186        1,421,678
                                                         --------------   --------------

            Total liabilities                                11,010,217       13,364,186
                                                         --------------   --------------

MINORITY INTEREST                                               176,782          174,477

PARTNERS' CAPITAL:
  General Partner (18,586 and 18,536 Units)                   3,270,939        3,219,589
  Limited Partners (1,414,138 and 1,611,725 Units)          248,873,418      279,947,681
                                                         --------------   --------------

            Total partners' capital                         252,144,357      283,167,270
                                                         --------------   --------------

                TOTAL                                    $  263,331,356   $  296,705,933
                                                         ==============   ==============

NET ASSET VALUE PER UNIT
  (Based on 1,432,724 and 1,630,261 Units outstanding)   $       175.99   $       173.69
                                                         ==============   ==============


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE   FOR THE THREE    FOR THE NINE   FOR THE NINE
                                                  MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      2001           2000             2001           2000
                                                ---------------  --------------- --------------  --------------
REVENUES:
    Trading income (loss):
      Realized                                   $    4,866,049  $    1,366,222  $   49,171,867  $  (13,714,640)
      Change in unrealized                            8,172,627     (19,545,415)    (36,034,149)    (27,115,688)
                                                 --------------  --------------  --------------  --------------

            Total trading results                    13,038,676     (18,179,193)     13,137,718     (40,830,328)
                                                 --------------  --------------  --------------  --------------

     Interest income                                  2,158,462       4,492,287       8,303,850      13,390,817
                                                 --------------  --------------  --------------  --------------

            Total revenues                           15,197,138     (13,686,906)     21,441,568     (27,439,511)
                                                 --------------  --------------  --------------  --------------

EXPENSES:
    Administrative fees                                 155,721         164,061         498,890         582,111
    Brokerage commissions                             3,581,575       5,085,886      11,474,466      18,045,440
    Ongoing Offering Expense                                 --          43,510              --         174,043
                                                 --------------  --------------  --------------  --------------

            Total expenses                            3,737,296       5,293,457      11,973,356      18,801,594
                                                 --------------  --------------  --------------  --------------

    INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                          11,459,842     (18,980,363)      9,468,212     (46,241,105)


    Profit Share Allocation                             (57,404)             --      (5,957,085)             --
    Minority Interest in (Income) Loss                   (7,903)          9,689          (2,305)         14,223
                                                 --------------  --------------  --------------  --------------

NET INCOME (LOSS)                                $   11,394,535  $  (18,970,674) $    3,508,822  $  (46,226,882)
                                                 ==============  ==============  ==============  ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partners Units outstanding        1,462,465       2,014,776       1,521,718       2,221,048
                                                 ==============  ==============  ==============  ==============

    Net income (loss) per weighted average
     General Partner and Limited Partner Unit    $         7.79  $        (9.42) $         2.31  $       (20.81)
                                                 ==============  ==============  ==============  ==============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)



                                              GENERAL          LIMITED
                           UNITS              PARTNER          PARTNERS             TOTAL
                       ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
  December 31, 1999          2,460,563    $     4,087,563    $   356,132,296    $   360,219,859

Additions                      105,683             23,716         15,854,641         15,878,357

Net loss                            --           (522,714)       (45,704,168)       (46,226,882)

Redemptions                   (709,804)          (706,312)       (98,359,406)       (99,065,718)
                       ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  September 30, 2000         1,856,442    $     2,882,253    $   227,923,363    $   230,805,616
                       ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
  December 31, 2000          1,630,261    $     3,219,589    $   279,947,681    $   283,167,270

Additions                       10,895              8,813          1,810,518          1,819,331

Net income                          --             42,537          3,466,285          3,508,822

Redemptions                   (208,432)                --        (36,351,066)       (36,351,066)
                       ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  September 30, 2001         1,432,724    $     3,270,939    $   248,873,418    $   252,144,357
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

Item 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


                       MONTH-END NET ASSET VALUE PER UNIT

           JAN        FEB        MAR        APR       MAY        JUN        JUL       AUG        SEP
 2000    $147.98    $149.61    $143.39    $141.10   $139.63    $134.11    $129.33   $134.06   $124.33
 2001    $172.60    $171.38    $190.83    $172.29   $176.63    $168.12    $161.28   $170.97   $175.99

Performance Summary

JANUARY 1, 2001 TO SEPTEMBER 30, 2001

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

Trading in stock indices was unprofitable. The sharp decline in stock prices in April contributed to losses in all markets traded. Across the board, market volatility continued into May. By June, most markets were flat but losses were sustained in NASDAQ and German DAX trading.

Trading in the interest rates sector was difficult, leading to substantial losses. British and Japanese interest rate markets were the only profitable sectors. The Eurobund market and the U.S. interest rate complex proved tough to trade and were the primary reason the sector lost money overall.

July 1, 2001 to September 30, 2001

Stock index trading was the most profitable strategy for the Partnership during the quarter. Even with the decline in world equity markets, all indices traded were profitable. Positions in the German DAX and Japanese Nikkei were the most profitable.

Trading in the interest rate sector was also highly profitable. Strong gains occurred with the U.S. interest rates and the Eurodollar, offsetting minor losses in the Asian markets.

Metals trading was profitable. Base metals proved profitable early on but were negated by losses in gold. Gold trading rebounded in September to erase earlier losses.

Trading in agricultural commodities fluctuated, leading to losses by quarter end. Gains in sugar realized in September could not offset earlier losses. Corn, wheat and soybean oil positions also sustained losses.

Currency trading was unprofitable as small gains in Japanese yen and cross trades involving the yen were overwhelmed by substantial losses incurred trading European currencies and their cross trades.

Trading in the energy sector was not profitable. Large losses occurred in crude oil in September.

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

Performance of agricultural commodities was mixed, however, a profit was produced for the quarter. Coffee prices were lower for the quarter due to an oversupplied market, limiting the trading profits.

Currency trading provided modest gains as the U.S. dollar rose against the British pound and to a 3 1/2 month high against the Japanese yen, as the U.S. economy continued to outperform global economies. Currency markets provided gains as the Japanese yen formed a profitable trend with its continued depreciation and contributed significant profits. The Bank of Japan bought U.S. dollars for Japanese yen in an effort to weaken the yen, however, the yen moved higher despite the intervention.

The stock sector suffered losses in the Nikkei 225 Stock Index and the All Ordinaries Share Price Index when the market fell in response to speculation that the Group of Seven would take steps to weaken the Japanese yen. Toward the end of the quarter, the Partnership fluctuated with gains and then losses in positions in the Nikkei 225 Stock Index, the All Ordinaries Share Index and FTSE 100 Index.

In metals trading, the fourth Bank of England auction of gold reserves was well received and positions in gold were profitable, reaching a February high and then falling nearly 10% at month-end. News that the Bank of France might sell gold reserves drove the price of gold down by quarter-end producing losses for the quarter.

Positions in interest rates were unprofitable. Many major central banks raised rates in order to protect against the perception of impending inflation; nevertheless, almost all bond markets experienced rallies in response to these rate hikes, which proved unprofitable for the sector.

April 1, 2000 to June 30, 2000

Performance of agricultural commodities was mixed and the sector had gains overall for the quarter due to positions in coffee, corn and sugar. A report from Brazil stated that due to unfavorable weather conditions that prevailed last year, there will be a significant drop in the 2000/01 sugar production, which contributed to the rise in sugar prices. Good weather conditions exerted pressure on the market in anticipation of a large yield during harvest and corn prices were down.

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

Currency trading proved unprofitable for the quarter due to losses from positions in Japanese yen. In May, currencies suffered when the Japanese yen appreciated against the U.S. dollar due to speculation that the Japanese government was considering a stimulus package after the G8 summit in late July. The Japanese yen was firmer in June due to capital data spending which indicated strong first-quarter growth and signals that an end is near to Japan's 16-month old zero interest rate policy.

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

July 1, 2000 to September 30, 2000

In the energy sector, crude prices were under $28 per barrel early in the quarter and were subject to increased volatility. The current imbalance between supply and demand suggests that there may be only a limited down trend in prices over the near-term. By mid-quarter, this sector posted gains to offset losses as Brent oil prices hit 10 year highs and U.S. crude coming within $1 of a new post-Gulf War record amid evidence of historically low U.S. oil reserves.

Agricultural commodities were unprofitable in the beginning of the quarter. Losses in cocoa, soybeans and wheat were sustained in August. Sugar proved to be the most volatile commodity this quarter as sugar prices soared amid smaller than expected harvests. Cold weather in Brazil slowed the cane harvest and may have damaged the crop. Sugar positions had slight gains later in the month on a spate of Asian buying. At quarter end, losses were sustained in sugar as world sugar supplies remained burdensome and potential sales from India continued to weigh on the market.

Metals trading was unprofitable as gold positions sustained losses throughout the quarter. Gold prices dropped throughout July in anticipation of and after the Bank of England 25 tonne bullion auction. Strong U.S. dollar gains put pressure on gold in August, leading to almost three month price lows. Higher copper prices supported by falling inventories and robust demand produced gains in September.

Euro positions continued to struggle irregardless of improving European economic data while a resilient U.S. economy attracted foreign capital. The currency sector also suffered losses when the Japanese yen drew support from rising expectations that Japan's second quarter gross domestic data will show convincing strength in the wake of surprisingly robust all-industries figures. The European Central Bank's surprise announcement mid-September that it would sell some of its foreign exchange reserves for Euros gave the ailing currency a boost late in the month. The intervention led to reverberations throughout currency markets and despite some gains, positions in European and Asian currencies were generally unprofitable.

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

Cash Management

Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now can invest a portion of its assets in Commercial Paper when favorable to the Partnership. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIM AS LLC. At September 30, 2001, the Partnership did not have an investment in Commercial Paper.

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

               There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.        Changes in Securities and Use of Proceeds

               (a) None.
               (b) None.
               (c) None.
               (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 2,960,000 units of limited partnership interest. As of September 30, 2001, the Partnership has sold 3,497,311 units of limited partnership interest, with an aggregate price of $457,420,687.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment Managers in a tax free reorganization. The changes will have no impact on the Partnership's investors.

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

                  (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the first nine months of fiscal 2001.

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



                          ML JWH STRATEGIC ALLOCATION FUND L.P.






                          By:  MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners, Inc.)
                                        (General Partner)






Date:  November 15, 2001  By /s/ Fabio P. Savoldelli
                             -----------------------
                             Fabio P. Savoldelli
                             Chairman, Chief Executive Officer and Manager




Date:  November 15, 2001  By /s/ Michael L. Pungello
                             -----------------------
                              Michael L. Pungello
                             Vice President, Chief Financial Officer
                             and Treasurer