Form 10-K405
period 2001-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2002-03-28
CIK 1005177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001
                                       or
                 ( ) Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-28928

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       13-3887922
--------------------------------                  --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                       C/O MLIM ALTERNATIVE STRATEGIES LLC
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: as of February 1, 2002, limited partnership units with an aggregate net asset value of $248,190,209 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2001 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2001, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                       ANNUAL REPORT FOR 2001 ON FORM 10-K

                                TABLE OF CONTENTS

TABLE OF CONTENTS

                                                       PART I                                            PAGE
                                                       ------                                            ----
Item 1.       Business                                                                                     1

Item 2.       Properties                                                                                  10

Item 3.       Legal Proceedings                                                                           10
..
Item 4.       Submission of Matters to a Vote of Security Holders                                         10

                                                     PART II
                                                     -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                       10

Item 6.       Selected Financial Data                                                                     11

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations       13

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                  17

Item 8.       Financial Statements and Supplementary Data                                                 23

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        23

                                                     PART III
                                                     --------

Item 10.      Directors and Executive Officers of the Registrant                                          23

Item 11.      Executive Compensation                                                                      25

Item 12.      Security Ownership of Certain Beneficial Owners and Management                              25

Item 13.      Certain Relationships and Related Transactions                                              25

                                                     PART IV
                                                     -------

Item 14.                   Exhibits, Financial Statement Schedules and Reports on Form 8-K                27

                                     PART I

ITEM 1: BUSINESS

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

                  MLIM Alternative Strategies LLC ("MLIM AS LLC"), formerly Merrill Lynch Investment Partners Inc. ("MLIP"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Fund. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), the successor to Merrill Lynch Futures, Inc. ("MLF") by merger, is the Fund's commodity broker.

                  Effective May 31, 2001, MLIP converted to a Delaware limited liability company and changed its name. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate MLIM in a tax-free reorganization. All of the officers of MLIP at the time continued with their former roles with MLIM AS LLC. The changes had no impact on the Fund's investors. Effective November 2, 2001, MLF merged into its affiliate, MLPF&S, a wholly owned subsidiary of Merrill Lynch. MLPF&S became the successor party to the agreements between MLF and the Fund. The terms of the agreements remained unchanged and the merger had no effect on the terms on which the Fund's transactions were executed.

                  JWH(R) has been the sole trading advisor for the Fund since inception. JWH(R) manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH(R) trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $1.142 billion in client capital as of December 31, 2001.

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

                  As of December 31, 2001, the aggregate Net Asset Value of the Fund was $253,976,990, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $169.97.

                  Through December 31, 2001, the highest month-end Net Asset Value per Unit was $190.83 (March 31, 2001) and the lowest $98.89 (August 31,
1996).

         (b)      FINANCIAL INFORMATION ABOUT SEGMENTS:

                  The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

          (c)     NARRATIVE DESCRIPTION OF BUSINESS:
                  ---------------------------------

                  GENERAL

                  The Fund trades in the international futures, options on futures and forward markets applying the multiple proprietary trading strategies ("Programs") of JWH(R). In managing the Fund's trading, JWH(R) uses its "JWH(R) Strategic Allocation Program" in which JWH(R) selects, and allocates and reallocates Fund assets in any different combinations of, its JWH(R) Programs. The Fund's primary objective is achieving, through speculative trading, substantial long-term capital appreciation. At the same time, the use of multiple JWH(R) Programs has the potential to reduce the expected volatility and risk of loss which would typically be associated with the use of any single Program.

                  The Fund applies a multi-strategy approach. MLIM AS LLC has delegated to JWH(R) full discretionary authority over the selection of which JWH(R) Trading Programs to use for the Fund and the leverage to be applied.

                  One of the objectives of the Fund is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

LEVERAGE CONSIDERATIONS

                  The larger the Fund's market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which the Fund is said to be trading. In general, the larger the Fund's market commitment, the profit potential increases, as well as risk of loss. JWH(R) adjusts the Fund's market commitment to levels which JWH(R) believes are consistent with the Fund's desired internal risk/reward profile. For example, in volatile markets, JWH(R) might decide -- in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential -- that the positions ordinarily appropriate for a $50 million Fund allocation are all a $75 million allocation should acquire. On the other hand, market factors might cause JWH(R) to decide -- in order to increase market exposure and, accordingly, profit potential as well as risk of loss -- that the positions ordinarily indicated for a $100 million allocation are appropriate for a Fund allocation of only $50 million.

                  At certain times -- often after substantial gains in several of the Programs -- JWH(R) may conclude that the Fund's portfolio offers more risk than reward. If so, JWH(R) may reduce the Fund's market commitment, both taking profits and controlling risk. Conversely, JWH(R) may commit more than the total assets of the Fund to the markets if the profit potential seems to justify the added risk.

JOHN W. HENRY & COMPANY, INC.

BACKGROUND

                  John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John W. Henry & Co., Inc. to conduct business as a commodity trading advisor. JWH(R) reincorporated in Florida in 1997. JWH(R)'s offices are at 301 Yamato Road, Suite 2200, Boca Raton, Florida, 33431-4931. JWH(R)'s registration as a Commodity Trading Advisor became effective in November 1980. JWH(R) is a member of the National Futures Association ("NFA") in this capacity.

TRADING STRATEGY

                  THE FOLLOWING DESCRIPTION OF JWH(R)'S TRADING STRATEGY RELATES TO JWH(R) GENERALLY AND NOT TO THE FUND ITSELF.

                  GENERAL

                  JWH(R) specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH(R) has developed and implemented proprietary trend-following trading techniques that focus on long-term rather than short-term, day-to-day trends. JWH(R) currently operates ten trading programs and two multi-program composites.

                  IMPLEMENTING THE PROGRAM

                  The first step in the JWH(R) investment process is the identification of sustained price movements -- or trends -- in a given market. While there are many ways to identify trends, JWH(R) uses mathematical models that attempt to distinguish real trends from interim volatility. It also presumes that trends often exceed in duration the expectation of the general marketplace.

                  JWH(R)'s historical performance demonstrates that, because trends often last longer than most market participants expect, significant returns can be generated from positions held over a long period of time. The first step in the JWH(R) investment process is the identification of a price trend. JWH(R) focuses on attempting to implement a trading methodology which identifies a majority of the significant, as opposed to the more numerous small, price trends in a given market.

                  JWH(R) attempts to pare losing positions relatively quickly while allowing profitable positions to mature. Most losing positions are closed within a few days or weeks, while others -- those where a profitable trend continues --are retained. Positions held for two to four months are not unusual, and positions have been held for more than one year. Historically, only 30% to 40% of all trades made pursuant to the investment methods have been profitable. Large profits on a few trades in positions that typically exist for several months have produced favorable results overall.

                  The greatest cumulative percentage decline in daily net asset value which JWH(R) has experienced in any single program was nearly sixty percent on a composite basis since its inception. Investors in the Fund should understand that similar or greater drawdowns are possible in the future.

                  To reduce exposure to volatility in any particular market, most JWH(R) programs participate in several markets at one time. In total, JWH(R) participates in up to 60 markets, encompassing interest rates, foreign exchange, and commodities such as agricultural products, energy and precious metals. Most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

                  Throughout the investment process, risk controls designed to reduce the possibility of an extraordinary loss in any one market are maintained. Proprietary research is conducted on an ongoing basis to refine the JWH(R) investment strategies and attempt to reduce volatility while maintaining the potential for excellent performance.

                  JWH(R) at its sole discretion may override computer-generated signals, and may at times use discretion in the application of its quantitative models which may affect performance positively or negatively. This could occur, for example, when JWH(R) determines that markets are illiquid or erratic, which may occur cyclically during holiday seasons or on the basis of irregularly-occurring market events. Subjective aspects of JWH(R)'s quantitative models also include the determination of the size of the position in relation to account equity, when an account should commence trading, markets traded, contracts and contract month selection, and effective trade execution.

                  PROGRAM MODIFICATIONS

                  Proprietary research is conducted on an ongoing basis to refine the JWH(R) investment strategies and attempt to reduce volatility. While the basic philosophy underlying the firm's investment methodology has remained intact throughout its history, the potential benefits of employing more than one investment methodology, or in varying combinations, is a subject of continual testing, review and evaluation. Extensive research may suggest substitution of alternative investment methodologies with respect to particular contracts in light of relative differences in historical performance achieved through testing different methodologies. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program or a change in the degree of position size in relation to account equity employed. However, most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

                  All cash in a JWH(R) investment program is available to be used to trade in a JWH(R) program. The amounts committed to margin will vary from time to time. As capital in each JWH(R) trading program increases, additional emphasis and weighting may be placed on certain markets which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH(R) may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLIM AS LLC will generally not be informed of any such changes.

                  Adjustments to the size of positions taken in relation to account equity have been and continue to be an integral part of JWH(R)'s investment strategy. At its discretion, JWH(R) may adjust position size in relation to account equity in certain markets or entire programs. Such adjustments may be made at certain times for some accounts but not for others. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change the size of a position may positively or negatively affect performance, and will alter risk exposure for an account. Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such adjustments will be to the financial advantage of investors in the Fund. JWH(R) reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLIM AS LLC.

                  ADDITION, REDEMPTION AND REALLOCATION OF CAPITAL FOR COMMODITY POOL OR FUND ACCOUNTS

                  Investors purchase or redeem Units at Net Asset Value on the close of business on the last business day of the month. In order to provide market exposure commensurate with the Fund's equity on the date of these transactions, JWH(R)'s general practice is to adjust positions as near as possible to the close of business on the last trading date of the month. The intention is to provide for additions and redemptions at a Net Asset Value that will be the same for each of these transactions, and to eliminate possible variations in Net Asset Values that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month. Therefore, JWH(R) may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading. Based on JWH(R)'s determination of liquidity or other market conditions, JWH(R) may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month. No assurance is given that JWH(R) will be able to achieve the objectives described above in connection with Fund equity level changes. The use of discretion by JWH(R) in the application of this procedure may affect performance positively or negatively.

                  PHYSICAL AND CASH COMMODITIES

                  JWH(R) may from time to time trade in physical or cash commodities for immediate or deferred delivery, including specifically gold bullion, as well as futures and forward contracts when JWH(R) believes that cash markets offer comparable or superior market liquidity or the ability to execute transactions at a single price. The Commodity Futures Trading Commission ("CFTC") does not regulate cash transactions, which are subject to the risk of counterparty failure, inability or refusal to perform with respect to such contracts.

                  THE JOINT VENTURE AGREEMENT

                  The advisory arrangement between the Fund and JWH(R) is a joint venture ("Joint Venture"), a general partnership structure. The Joint Venture Agreement terminates December 31, 2002, subject to automatic one-year renewals, unless either the Fund or JWH(R) elects not to renew.

                  The Fund has agreed to indemnify JWH(R) and related persons for any claims or proceedings involving the business or activities of the Fund, provided that the conduct of such persons does not constitute gross negligence, misconduct or breach of the Joint Venture Agreement or of any fiduciary obligation to the Fund and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Fund.

                  JWH(R) and related persons will not be liable to the Joint Venture, the Fund or any of the Partners in connection with JWH(R)'s management of the Fund's assets except (i) by reason of acts or omissions in breach of the Joint Venture Agreement, (ii) due to their misconduct or negligence, or (iii) by reason of not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Fund. Mr. John W. Henry will not be liable except for his fraud or willful misconduct.

                  JWH(R) has invested $100,000 in the Joint Venture.

                  The Fund and the Joint Venture are herein collectively referred to as the "Fund" unless the context otherwise requires.

                  USE OF PROCEEDS AND CASH MANAGEMENT INCOME

                  SUBSCRIPTION PROCEEDS.

                  The Fund's assets are used as security for and to pay the Fund's trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH(R) to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Fund. While being used for this purpose, the Fund's assets are also generally available for cash management, as more fully described below under "-- Available Assets."

                  MARKET SECTORS.

                  The Fund trades in a diversified group of markets under the direction of JWH(R). JWH(R) can, and does, from time to time, materially alter the allocation of its overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by JWH(R) or the rapidity with which JWH(R) may alter its market sector allocations.

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

                  In its exchange of futures for physical ("EFP") trading, the Fund acquires cash currency positions through banks and dealers, including Merrill Lynch. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

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

                  THE FUND'S U.S. DOLLAR AVAILABLE ASSETS INCLUDED IN THE COMMERCIAL PAPER PROGRAM.

                  Prior to June 2000, approximately 80% of the Fund's U.S. dollar Available Assets were managed directly by MLIM, pursuant to guidelines established by MLIM AS LLC for which MLIM assumed no responsibility, in the Government Securities market. As of June 2000, the Government Securities were liquidated and the management agreement with MLIM was terminated. Commercial Paper was then purchased. MLPF&S acts as custodian for the cash assets utilized in the Commercial Paper Program. As of December 31, 2001, the Fund did not hold any Commercial Paper. MLIM may in the future direct the Commercial Paper Program for the Fund.

                  INTEREST EARNED ON THE FUND'S U.S. DOLLAR AVAILABLE ASSETS NOT INCLUDED IN THE COMMERCIAL PAPER PROGRAM.

                  The Fund's U.S. dollar Available Assets not included in the Commercial Paper Program are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

                  MLPF&S credits the Fund, as of the end of each month, with interest at the effective prevailing 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all interest paid on the short-term Treasury bills in which it invests.

                  The use of the offset account arrangements for the Fund's U.S. dollar Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of Merrill Lynch. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because Merrill Lynch credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets not included in the Commercial Paper Program to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIM AS LLC would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund not included in the Commercial Paper Program would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

                  The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 0.75% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLPF&S and MLIM AS LLC, respectively.

                  INTEREST PAID BY MERRILL LYNCH ON THE FUND'S NON-U.S. DOLLAR AVAILABLE ASSETS.

                  Under the single currency margining system implemented for the Fund, the Fund itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLPF&S provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLPF&S. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at prevailing local short-term rates on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

         CHARGES

         The following table summarizes the charges incurred by the Fund during 2001, 2000 and 1999.

                                                         2001            2000            1999
                                                      -------------------------------------------
                        CHARGES                         DOLLAR          DOLLAR          DOLLAR
                                                        AMOUNT          AMOUNT          AMOUNT
-------------------------------------------------------------------------------------------------
Brokerage Commissions                                 $15,061,052     $21,916,843     $28,008,137

Administrative Fees                                       654,829         750,433         903,488

Ongoing
Offering Costs                                                 --         174,043         108,777
                                                      -------------------------------------------
Total                                                 $15,715,881     $22,841,319     $29,020,402
                                                      ===========================================

                  In addition to the above charges, the Fund and JWH(R) share in the profits of the Joint Venture based on equity provided that 20%, increased from 15% on October 1, 2000, of the Joint Venture's quarterly New Trading Profits are allocated to JWH(R). For the years ended December 31, 2001, 2000 and 1999, JWH (R) received a profit share allocation of $5,861,385, $2,586,818 and $4,103,927 and earned interest of $124,838, $7,986 and $103,835 on such amounts, respectively.

                         DESCRIPTION OF CURRENT CHARGES

                  The Fund and the Fund/JWH(R) Joint Venture are subject to the following charges and priority profit allocation (Profit Share):

RECIPIENT            NATURE OF PAYMENT               AMOUNT OF PAYMENT
---------            -----------------               -----------------
MLPF&S               Brokerage commissions           A flat-rate, monthly Brokerage
                                                     Commissions of 0.479 of 1% of the Joint
                                                     Venture's month-end assets (a 5.75%
                                                     annual rate). Prior to October 1, 2000,
                                                     the rate was .646 of 1% per month (a
                                                     7.75% annual rate).

                                                     During 2001, 2000 and 1999, the
                                                     round-turn (each purchase and sale or
                                                     sale and purchase of a single futures
                                                     contract) equivalent rate of the Fund's
                                                     flat-rate Brokerage Commissions was
                                                     approximately $98, $121 and $264.


MLPF&S               Use of Fund assets              MLPF&S may derive certain economic
                                                     benefit from the deposit of certain of
                                                     the Fund's U.S. dollar Available Assets
                                                     not included in the Commercial Paper
                                                     Program in offset accounts.


MLIM AS LLC          Administrative Fee              A monthly Administrative Fee of .021 of
                                                     1% (a 0.25% annual rate) of the Joint
                                                     Venture's month-end assets is paid to
                                                     MLIM AS LLC, which pays all routine
                                                     administrative expenses of the Joint
                                                     Venture, other than


                                                     the Fund's ongoing offering costs.

MLIB; Other          Bid-ask spreads                 Bid-ask spreads on forward and related trades.
Counterparties

JWH(R)               Profit Share                    20%, increased from 15% on October 1,
                                                     2000, of any New Trading Profits (as the
                                                     Fund owns substantially all of the Joint
                                                     Venture, such special allocation
                                                     effectively is made out of Trading
                                                     Profits which the Fund would otherwise
                                                     have received).

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


JWH(R)               Management Fees                 MLPF&S pays JWH(R) annual Management
                                                     Fees of 2%, reduced from 4% on October
                                                     1, 2000, of the Fund's average month-end
                                                     assets, after reduction for a portion of
                                                     the Brokerage Commissions.


MLPF&S; Other        Extraordinary expenses          Actual payments to third parties; none
Third Parties                                        paid to date.

MLIM AS LLC          Ongoing offering                Actual costs incurred.
                     costs reimbursement


                  REGULATION

                  MLIM AS LLC, JWH(R) and MLPF&S are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM AS LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S also regulated by the SEC and the National Association of Securities Dealers.

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

                  The Fund's only place of business is the place of business of the MLIM AS LLC (MLIM Alternative Strategies LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIM AS LLC performs all administrative services for the Fund from MLIM AS LLC's offices.

ITEM 3:  LEGAL PROCEEDINGS

         JWH(R)

                  There neither now exists nor has there previously ever been any material administrative, civil or criminal action against JWH(R) or its principals.

         MERRILL LYNCH

                  Merrill Lynch -- a partner of MLIM (which is the sole member of MLIM AS LLC, and MLPF&S and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Fund) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM AS LLC or the Fund.

                  MLIM AS LLC itself has never been the subject of any material litigation.

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

         (b)      HOLDERS:

                  As of December 31, 2001, there were 6,205 holders of Units, including MLIM AS LLC.

         (c)      DIVIDENDS:

                  MLIM AS LLC has not made, and does not contemplate making, any distributions on the Units.

         (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES:

                  The Fund originally registered 2,000,000 units of limited partnership interest. The Fund subsequently registered an additional 2,960,000 units of limited partnership interest. As of December 31, 2001, the Fund has sold 3,601,811 units of limited partnership interest, with an aggregate price of $460,282,132.

Item 5(b)

                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the audited consolidated financial statements of the Fund:

                                                                         FOR THE YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA                               2001            2000            1999             1998             1997
-------------------------------------------------------------------------------------------------------------------------------
Revenues

Trading Profits (Loss):
    Realized                                   $ 43,747,023     $ 9,945,923      $ 9,335,723     $ 35,957,735     $ 18,820,033
    Change in Unrealized                        (35,627,391)     38,113,338      (14,570,342)      12,141,395       10,201,917
                                             ---------------  --------------  ---------------  ---------------  ---------------
    Total Trading Results                         8,119,632      48,059,261       (5,234,619)      48,099,130       29,021,950

Interest Income                                   9,573,671      17,179,996       17,854,409       12,766,955       12,021,263
                                             ---------------  --------------  ---------------  ---------------  ---------------
    Total Revenues                               17,693,303      65,239,257       12,619,790       60,866,085       41,043,213
                                             ---------------  --------------  ---------------  ---------------  ---------------
Expenses:
    Brokerage Commissions                        15,061,052      21,916,843       28,008,137       19,086,026       17,377,236
    Administrative Fees                             654,829         750,433          903,488          615,678          560,556
    Ongoing Offering Costs                                -         174,043          108,777                -                -
                                             ---------------  --------------  ---------------  ---------------  ---------------
    Total Expenses                               15,715,881      22,841,319       29,020,402       19,701,704       17,937,792
                                             ---------------  --------------  ---------------  ---------------  ---------------

Income (Loss) before Minority Interest and
Profit Share Allocation                           1,977,422      42,397,938      (16,400,612)      41,164,381       23,105,421
Profit Share Allocation                          (5,986,223)     (2,594,804)      (4,207,762)      (5,436,351)      (2,640,194)
Minority Interest in Income (Loss)                    3,746         (27,502)           7,926          (19,071)         (12,447)
                                             ---------------  --------------  ---------------  ---------------  ---------------

Net Income (Loss)                              $ (4,005,055)   $ 39,775,632    $ (20,600,448)    $ 35,708,959     $ 20,452,780
                                             ===============  ==============  ===============  ===============  ===============

                                              DECEMBER 31,    DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
BALANCE SHEET DATA                                2001            2000              1999             1998              1997*
-----------------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                         $ 253,976,990   $ 283,167,270     $ 360,219,859     $ 314,512,911    $ 223,735,828
Net Asset Value per Unit                          $ 169.97        $ 173.69          $ 146.40          $ 154.34         $ 135.40
                                             --------------------------------------------------------------------------------------


* Balance sheet data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

                                               MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------------
          JAN.     FEB.     MAR.      APR.     MAY      JUNE      JULY     AUG.     SEPT.     OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------------
   1997  $126.87  $126.83   $126.92  $126.34  $122.41   $122.74  $131.47  $127.12   $126.28  $129.54  $130.80   $135.40

   1998  $133.35  $132.47   $133.48  $128.97  $134.18   $132.11  $130.50  $143.13   $153.91  $155.19  $142.61   $154.34

   1999  $149.98  $153.82   $152.11  $158.66  $158.41   $164.26  $159.64  $159.75   $156.13  $143.66  $146.91   $146.40

   2000  $147.98  $149.61   $143.39  $141.10  $139.63   $134.11  $129.33  $134.06   $124.33  $131.37  $148.57   $173.69

   2001  $172.60  $171.38   $190.83  $172.29  $176.63   $168.12  $161.28  $170.97   $175.99  $183.39  $156.62   $169.97

                  Prior to June 30, 1998, the Net Asset Value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                                DECEMBER 31, 2001

   TYPE OF POOL: Single-Advisor/Publicly-Offered/Not "Principal Protected"(1)
                       INCEPTION OF TRADING: July 15, 1996
                      AGGREGATE SUBSCRIPTIONS: $460,282,132
                      CURRENT CAPITALIZATION: $253,976,990
                   WORST MONTHLY DRAWDOWN:(2) (14.60)% (11/01)
            WORST PEAK-TO-VALLEY DRAWDOWN:(3) (24.34)% (7/99 - 9/00)

                                          MONTHLY RATES OF RETURN(4)
-----------------------------------------------------------------------------------
MONTH                              2001       2000      1999       1998      1997
-----------------------------------------------------------------------------------
January                           (0.63)%     1.08%    (2.82)%    (1.51)%    3.01%
February                          (0.70)      1.10      2.56      (0.66)    (0.03)
March                             11.35      (4.16)    (1.11)      0.77      0.07
April                             (9.71)     (1.59)     4.30      (3.38)    (0.46)
May                                2.51      (1.04)    (0.15)      4.04     (3.11)
June                              (4.81)     (3.95)     3.69      (1.54)     0.27
July                              (4.07)     (3.56)    (2.81)     (1.22)     7.11
August                             6.00       3.65      0.07       9.68     (3.31)
September                          2.94      (7.26)    (2.26)      7.53     (0.66)
October                            4.20       5.66     (7.99)      0.83      2.58
November                         (14.60)     13.10      2.26      (8.11)     0.97
December                           8.52      16.91     (0.35)      8.23      3.52
Compound Annual
Rate of Return                    (2.15)%    18.65%    (5.15)%    14.00%     9.93%
-----------------------------------------------------------------------------------

                            -------------------------

                  (1) Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Fund has no such feature.

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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

                  Because JWH(R)'s systems are designed with the objective of identifying and profiting from long-term price trends, they are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

                  While there can be no assurance that the JWH(R) Programs will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Fund.

PERFORMANCE SUMMARY

2001

Interest Rates and Stock Indices                    $  19,655,619
Commodities                                              (285,766)
Currencies                                             10,770,691
Energy                                                (18,991,683)
Metals                                                 (3,029,229)
                                                    --------------
                                                     $  8,119,632
                                                    ==============

                  The Fund's overall trading strategy was successful. Gains realized in the interest rate, stock index and currency sectors while significant losses were realized in the energy sector.

                  Interest rate trading was the biggest contributor to the Partnership's overall profitability. Bonds generally benefited from the weakness in the equity markets. Gains were realized early on in short-term interest rates on European Central Bank easing and a massive rally in Japanese government bonds as the Japanese economy showed signs of sputtering. Substantial losses occurred in mid year as the Eurobund market and the U.S. interest rate complex proved tough to trade. Gains were realized post September 11, particularly in the European and U.S. sub-sectors.

                  Currency trading was also successful. Losses were sustained early on, as the Euro tumbled to two-month lows against the U.S. dollar in the wake of Turkey's lira currency float. By March, strength in the U.S. dollar led to strong profits in Japanese yen, Euro, Swiss franc and British pound. At year-end, substantial gains were posted with the Japanese yen as the driving factor.

                  Trading in stock indices was profitable. Short positions were profitable as the NASDAQ reached a one-year low in February and the Nikkei 225 reached a 15-year low also in February. Even as across the board volatility and a decline in global equity markets continued through the year, the Fund's short positions in most markets were profitable.

                  Agricultural commodities trading was unprofitable for the Fund. Corn and sugar contracts were the primary performance for losses early in the year. Sugar positions rebounded from earlier losses to post gains by June. Trading in general fluctuated for the remainder of the year, leading to overall losses.

                  Metals trading was not successful despite early gains realized from gold positions amid the Bank of England sale. Losses from gold positions continued until September 11, but rebounded strongly as investors flocked to it as a safe haven. Silver and aluminum positions contributed to the strategy's overall losses at year-end.

                  Trading in the energy markets resulted in significant losses for the Fund. Losses on short positions occurred when U.S. oil price gained more than $2 a barrel on OPEC's announcement that it would cut production by 1.5 million barrels a day and a follow-up announcement that it may need to cut production again on concern of a cooling economy may reduce demand for oil products. Contracts in crude oil and heating oil were unprofitable in April and June. Natural gas positions were unprofitable in October.

2000

Interest Rates and Stock Indices                      $ 5,135,234
Commodities                                            (1,255,021)
Currencies                                             20,534,901
Energy                                                 34,180,035
Metals                                                (10,535,888)
                                             ---------------------
                                                     $ 48,059,261
                                             =====================

                  The Fund's trading strategy was strong in November and December leaving the Fund profitable for the year ended December 31, 2000 as gains were realized in energies, currencies, interest rates and stock indices, while losses were incurred in metals and commodities. Energy prices soared higher on supply restrictions by OPEC. Positions in currencies were profitable as the Euro and Japanese yen slumped in the fourth quarter to the advantage of longer-term trend followers. Interest rates and stock indices markets were slightly profitable despite erratic and volatile conditions. The metals markets were unprofitable as gold prices continued to slide from February highs. Burdensome world sugar supplies led to losses in the commodities markets.

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

                  Currencies trading posted strong gains late in the year. Currency trading provided modest gains early in the year as the dollar rose against the British pound and the Japanese yen. The Japanese yen continued its depreciation despite the Bank of Japan's efforts to support it. Euro positions continued to struggle despite improving European economic data while the resilient U.S. economy attracted foreign capital. By year end, the dollar continued its rally versus the Euro and the Japanese yen slumped to a 16 month low against the dollar on growing pessimism about Japan's economic outlook.

                  Interest rates and stock indices markets posted modest gains for the year. Gains were realized on short positions in the Nikkei 225 index as the index reached its two year low. Losses were incurred as investors sold high technology issues, leading to losses in the NASDAQ Stock index. Interest rate trading was profitable as the Fund capitalized on the beginnings of a strong trend in interest rates. By year end, both the short and long end of the U.S. yield curve were profitable, providing a strong finish for the sector.

                  Agricultural commodities posted modest losses for the year. Coffee prices were lower early on due to an oversupplied market. Brazil issued a report which indicated 2000/01 sugar production would have a significant drop due to the prior year's inclement weather. Sugar prices rose amid smaller than expected world harvests and greater demand in Asia.

                  Metals trading was unprofitable. After reaching a February high, gold prices fell nearly 10% as the Bank of France indicated that it might sell gold reserves. Gold prices rebounded slightly in the third quarter. Losses were also incurred in the aluminum, copper and nickel sectors. Copper prices suffered from weaker than usual sale at year end.

1999

Interest Rates and Stock Indices                    $ (34,470,825)
Commodities                                            (4,165,419)
Currencies                                             27,765,382
Energy                                                 27,637,758
Metals                                                (22,001,515)
                                             ---------------------
                                                     $ (5,234,619)
                                             =====================


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

                  Currency trading produced the largest gains during 1999 for the Fund. The first half of the year saw profitable positions in the Japanese yen and Euro trading, which outweighed small losses in the British pound and the Australian dollar. The continuation of the strong U.S. dollar, especially relative to the new Euro, offset losses in other markets. The second half of the year produced mixed results, as profitable trading in the Japanese yen were offset by losses in European and emerging currency trading. Long Japanese yen positions resulted in strong gains as the prospect of continued economic recovery boosted share prices in Japan and the Japanese yen appreciated against the U.S. dollar. Euro currency trading sustained losses as it continued to trade in the same choppy pattern that has been evident during most of 1999.

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

                  Trading in agricultural commodities was unprofitable overall for the Fund in 1999. Losses in coffee, corn, sugar and cotton, outweighed small gains in coffee, soybean and cocoa during the first half of the year. Agricultural commodities were weak almost across the board as they were saddled with supply/demand imbalances and unpredictable weather throughout the world. Despite a severe drought, Brazil issued higher than expected crop projections, this coupled the anticipation of supply/demand imbalance for coffee from an expected 2000-2001 bumper crop pushed coffee prices lower during the fourth quarter.

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

                  Stock index trading was unprofitable for the Fund in 1999. The first half of the year saw gains in the Nikkei 225, slightly outweigh losses in the All Ordinaries and the FTSE 100. The Nikkei 225 index continued to show upward trends during the first half of the year in response to the economic numbers that suggested the Japanese economy was firming. The second half of the year produced losses that offset the gains from the first half of 1999. Stock indices continued volatile and choppy trading throughout the remainder of the year as losses in the FTSE 100 and All Ordinaries greatly offset gains in the Nikkei 225.

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

                  The Fund, under the direction of JWH(R), rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

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

                  The Fund's risk exposure in the various market sectors traded by JWH(R) is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

                  Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

THE FUND'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                  The following table indicates the average, highest, and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal year 2001. During the fiscal year 2001, the Fund's average capitalization was approximately $257,523,703. During the fiscal year 2000, the Fund's average capitalization was approximately $290,101,378.

                                                         DECEMBER 31, 2001
                                                         -----------------
                        AVERAGE VALUE         % OF AVERAGE         HIGHEST VALUE       LOWEST VALUE
MARKET SECTOR              AT RISK           CAPITALIZATION           AT RISK             AT RISK
                      ------------------   ------------------   ------------------   -----------------
Interest Rates             11,341,553             4.40%             15,415,938            4,063,866
Currencies                 12,972,842             5.04%             21,052,191            8,888,944
Stock Indices               4,591,785             1.78%              5,976,913            2,768,978
Metals                      2,204,417             0.86%              2,587,900            1,641,300
Commodities                 1,728,274             0.67%              1,899,426            1,392,352
Energy                      4,967,390             1.93%              6,207,900            2,025,120
                       ---------------      ---------------      ---------------      ---------------
             Total         37,806,261            14.68%             53,140,268           20,780,560
                       ===============      ===============      ===============      ===============

                                                         DECEMBER 31, 2000
                                                         -----------------
                        AVERAGE VALUE         % OF AVERAGE         HIGHEST VALUE       LOWEST VALUE
MARKET SECTOR              AT RISK           CAPITALIZATION           AT RISK             AT RISK
                      ------------------   ------------------   ------------------   -----------------
Interest Rates             15,675,747            5.40%              18,496,997           10,268,729
Currencies                 15,842,697            5.46%              21,932,192           10,593,047
Stock Indices               5,256,667            1.81%               6,371,507            3,064,164
Metals                      3,316,354            1.14%               5,395,000            1,975,750
Commodities                 2,580,252            0.89%               4,074,413            1,601,205
Energy                      6,913,998            2.38%               9,427,200            5,408,460
                      ----------------      --------------       ---------------      ---------------
             Total         49,585,715           17.09%              65,697,309           32,911,355
                      ================      ==============       ===============      ===============

Material Limitations on Value at Risk as an Assessment of Market Risk

                  The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Fund to incur severe losses over a short period of time. Even comparatively minor losses could cause MLIM AS LLC to further deleverage or terminate the Fund's trading. The foregoing Value at Risk table -- as well as the past performance of the Fund -- give no indication of this "risk of ruin."

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

                  The Fund controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back into U.S. dollars on a weekly basis.

                  The Fund also has non-trading market risk on the approximately 20% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

CASH MANAGEMENT

                  Prior to June 2000, the Fund invested a portion of its assets in Government Securities. Effective June 2000, the Fund liquidated the Government Securities held and now can invest a portion of its assets in Commercial Paper. As of December 31, 2001, the Fund did not hold any Commercial Paper.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

                  The following qualitative disclosures regarding the Fund's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIM AS LLC and JWH(R) for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

                  The following were the primary trading risk exposures of the Fund as of December 31, 2001, by market sector.

                  INTEREST RATES.

                  Interest rate risk is the principal market exposure of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLIM AS LLC anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

                  CURRENCIES.

                  The Fund trades in a large number of currencies. However, the Fund's major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Euro and U.S. dollar/British pound positions. MLIM AS LLC does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

                  STOCK INDICES.

                  The Fund's primary equity exposure is to G-7 equity index price movements. As of December 31, 2001, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. MLIM AS LLC anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

                  METALS.

                  The Fund's primary metals market exposure is to fluctuations in the price of gold. Although JWH(R) trades base metals such as aluminum, copper and zinc, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver. However, gold prices have remained volatile over this period, and JWH(R) has from time to time taken substantial positions as it has perceived market opportunities to develop. MLIM AS LLC anticipates that gold will remain the primary metals market exposure for the Fund.

                  COMMODITIES.

                  The Fund's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Corn and soy oil accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 2001. In the past, the Fund has had material market exposure to coffee and live cattle and may do so again in the future. However, MLIM AS LLC anticipates that JWH(R) will maintain an emphasis on soybeans, grains, coffee and sugar, in which the Fund has historically taken its largest positions.

                  ENERGY.

                  The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although JWH(R) trades natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

                  The following were the only non-trading risk exposures of the Fund as of December 31, 2001.

                  FOREIGN CURRENCY BALANCES.
                  The Fund's primary foreign currency balances are in Japanese yen, Euros and British pounds.

                  SECURITIES POSITIONS.

                  Effective June 1, 2000, the Fund can invest in interest bearing Commercial Papers generally with 30, 60 and 90 day maturities, which it holds to maturity. As of December 31, 2001, the Fund did not hold any Commercial Paper.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

                  MLIM AS LLC has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIM AS LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of monitoring JWH(R) with the market risk controls being applied by JWH(R) itself.

RISK MANAGEMENT

                  JWH(R) attempts to control risk in all aspects of the investment process -- from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH(R) double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH(R) seeks to control overall risk as well as the risk of any one position, and JWH(R) trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH(R) factors the point of exit into the decision to enter (stop loss). The size of JWH(R)'s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

                  To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH(R) investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH(R) may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

                  JWH(R) may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH(R) at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

                  Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH(R)'s investment strategy. At its discretion, JWH(R) may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

NON-TRADING RISK

                  The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually high).

                  MLIM AS LLC controls the interest-rate risk of the Fund's non-trading instruments (Commercial Paper Holdings invested for cash management purposes) by limiting the overall duration of such instruments to no more than nine months. These risk control policies have been successful in the Fund's operations to date, and MLIM AS LLC does not anticipate any change in these policies. However, if the interest rate environment changes materially, MLIM AS LLC might change the permissible duration of the Fund's Commercial Paper Holdings.

                  The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLIM AS LLC does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
     ML JWH STRATEGIC ALLOCATION FUND L.P.

Net Income by Quarter
Eight Quarters through December 31, 2001


                         FOURTH         THIRD        SECOND          FIRST        FOURTH
                         QUARTER      QUARTER       QUARTER        QUARTER       QUARTER
                          2001           2001          2001           2001          2000
                      ------------   ------------  ------------   ------------  ------------
Total Income          $ (3,748,265)  $ 15,197,138  $(30,596,234)  $ 36,840,664  $ 92,678,767
Total Expenses           3,765,611      3,802,604     3,942,075     10,188,068     6,676,252
                      ----------------------------------------------------------------------
Net Income            $ (7,513,876)  $ 11,394,534  $(34,538,309)  $ 26,652,596  $ 86,002,515

Net Income per Unit   $      (5.15)  $       7.79  $     (22.87)  $      16.74  $      48.49


                           THIRD         SECOND          FIRST
                         QUARTER        QUARTER        QUARTER
                            2000           2000           2000
                        ------------   ------------   ------------
Total Income            $(13,686,906)  $(14,195,788)  $    443,183
Total Expenses             5,283,768      6,273,559      7,230,044
                        ------------------------------------------
Net Income              $(18,970,674)  $(20,469,347)  $ (6,786,861)

Net Income per Unit     $      (9.42)  $      (9.18)  $      (2.81)



                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIM AS LLC promoted the Fund and is its controlling person.

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

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         10(a) and 10(b)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                  As a limited partnership, the Fund itself has no officers or directors and is managed by MLIM AS LLC. Trading decisions are made by JWH(R) on behalf of the Fund.

                  The principal officers and the managers of MLIM AS LLC and their respective business backgrounds are as follows:

FABIO P. SAVOLDELLI        Chairman, Chief Executive Officer and Manager

ROBERT M. ALDERMAN         Manager

FRANK M. MACIOCE           Vice President and Manager

STEVEN B. OLGIN            Vice President, Chief Administrative Officer and
                           Manager

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

                  Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is the Chairman, Chief Executive Officer and a Manager of MLIM AS LLC. He oversees the Fund's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

                  Effective March 1, 2002, Mr. Robert M. Alderman was elected a manager of MLIM AS LLC. Mr. Alderman was born in 1960. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential
Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth
Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from
Clark University. Mr. Alderman was elected as a Manager effective March 1, 2002.

                  Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Manager of MLIM AS LLC and the senior legal counsel responsible for MLIM's Alternative Investments group. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

                  Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Adminstrative Officer and a Manager of MLIM AS LLC. He joined MLIM AS LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

                  Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLIM AS LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

                  As of December 31, 2001, the principals of MLIM AS LLC had no investments in the Fund and MLIM AS LLC's general partner interest in the Fund was valued at approximately $2,556,954.

                  MLIM AS LLC acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund II L.P., The SECTOR Strategy Fund V L.P., The SECTOR Strategy Fund VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. and the Fund. Because MLIM AS LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM AS LLC effectively manage them as officers and directors of such funds.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                  John W. Henry & Company, Inc. is the trading advisor of the Fund. Were JWH(R)'s services no longer to be available to the Fund, the Fund would, in all likelihood, dissolve.

         (d)      FAMILY RELATIONSHIPS:

                  None.

         (e)      BUSINESS EXPERIENCE:

                  See Items 10(a) and (b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                  None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                  Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION

                  The officers of MLIM AS LLC are remunerated in their respective positions. The Fund does not itself have any officers, managers or employees. The Fund pays Brokerage Commissions to an affiliate of MLIM AS LLC and Administrative Fees to MLIM AS LLC. MLIM AS LLC or its affiliates may also receive certain economic benefits from holding certain of the Fund's U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Fund, and the managers receive no compensation for serving as managers of MLIM AS LLC. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIM AS LLC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                                                            AMOUNT OF NATURE OF   PERCENT OF
TITLE OF CLASS                 NAME OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP  CLASS
-------------------------     ---------------------------  --------------------  ----------
Limited Partnership Units      Daniel E. Koshland Jr.       159,569 Units         10.57%
                               P.O. Box 7310
                               Menlo Park, CA 94026

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2001, MLIM AS LLC owned 15,044 unit-equivalent general partnership interests, which was 1.01% of the total Units outstanding.

         (c)      CHANGES IN CONTROL:

                  None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      TRANSACTIONS BETWEEN MERRILL LYNCH AND THE FUND

                  All of the service providers to the Fund, other than JWH(R), are affiliates of Merrill Lynch. Merrill Lynch negotiated with JWH(R) over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

                  The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLIM AS LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIM AS LLC controls the management of the Fund and serves as its promoter. Although MLIM AS LLC has not sold any assets, directly or indirectly, to the Fund, MLIM AS LLC makes substantial profits from the Fund due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIM AS LLC or any of its principals and the Fund.

                  MLIM AS LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC is ultimately paid back for these expenditures from the revenues it receives from the Fund.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:

                  MLPF&S, an affiliate of MLIM AS LLC, acts as the principal commodity broker for the Fund.

                  In 2001, the Fund expensed: (i) Brokerage Commissions of $15,061,052 to MLPF&S, which included $5,222,291 in Management Fees paid by MLPF&S to JWH(R); and (ii) Administrative Fees of $654,829 to MLIM AS LLC. In addition, MLIM AS LLC and its affiliates derived certain economic benefit from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIM AS LLC affiliates and the Fund.

         (c)      INDEBTEDNESS OF MANAGEMENT:

                  The Fund is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:

                  Not applicable.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS:                                                               PAGE
                  ---------------------                                                               ----
                  Independent Auditors' Report                                                           1

                  Consolidated Statements of Financial Condition as of December 31, 2001 and 2000        2

                  For the years ended December 31, 2001, 2000 and 1999:
                           Consolidated Statements of Operations                                         3
                           Consolidated Statements of Changes in Partners' Capital                       4

                  Financial Data Highlights for the year ended December 31, 2001                         5

                  Notes to Consolidated Financial Statements                                          6-11

         (a)2.    FINANCIAL STATEMENT SCHEDULES:

                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         (a)3.    EXHIBITS:

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION:               DESCRIPTION
------------               -----------
1.01                       Form of Selling Agreement among the Registrant, MLIM AS LLC, Merrill Lynch,
                           Pierce, Fenner & Smith Incorporated (the "Selling Agent") and JWH(R).


EXHIBIT 1.01:              Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No.
                           2 to the Registration Statement (File No. 33-80509) filed on April 23, 1996, on
                           Form S-1 under the Securities Act of 1933 (the "Registrant's Registration
                           Statement").


3.01(i)                    Certificate of Limited Partnership of the Registrant.

EXHIBIT 3.01(i):           Is incorporated herein by reference from Exhibit 3.01 contained in the
                           Registrant's Registration Statement.

10.01                      Form of Joint Venture Agreement among the Registrant, MLIM AS LLC, MLPF&S and JWH(R).

EXHIBIT 10.01:             Is incorporated herein by reference from Exhibit 10.01 contained in the
                           Registrant's Registration Statement.

10.02                      Form of Customer Agreement between the Registrant's joint venture with JWH(R) and
                           MLPF&S.

EXHIBIT 10.02:             Is incorporated herein by reference from Exhibit 10.02 contained in the
                           Registrant's Registration Statement.

10.03                      Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank,
                           MLIM AS LLC, MLPF&S and the Fund.


EXHIBIT 10.03:             Is incorporated herein by reference from Exhibit 10.03 contained in the
                           Registrant's Registration Statement.

10.04                      Joint Venture Agreement Amendment among JWH(R)and the Fund.

EXHIBIT 10.04:             Is filed herewith.

10.05                      Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the Prospectus).

EXHIBIT 10.05:             Is incorporated herein by reference from Exhibit 10.05 contained in the
                           Registrant's Registration Statement.

10.06                      Form of Investment Advisory Contract among the Registrant's joint venture with
                           JWH(R), MLIM AS LLC, and MLPF&S.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's
                           Registration Statement.

10.07                      Form of Custody Agreement among the Registrant's joint venture with JWH(R) and
                           MLPF&S

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

13.01                      2001 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

28.01                      Prospectus of the Fund dated June 18, 2001.

EXHIBIT 28.01:             Is incorporated herein by reference as filed with the Securities and Exchange
                           Commission pursuant to Rule 424 under the Securities Act of 1933, Registration
                           Statement (File No. 333-80509) on Form S-1, effective June 18, 2001.


         (b)      REPORT ON FORM 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ML JWH STRATEGIC ALLOCATION FUND L.P.

                          By:  MLIM ALTERNATIVE STRATEGIES LLC
                               (FORMERLY MERRILL LYNCH INVESTMENT PARTNERS INC.)
                                             General Partner

                          By:  /s/ Fabio P. Savoldelli
                           ----
                          Fabio P. Savoldelli
                          Chairman Chief Executive Officer and Manager
                          (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE                                                        DATE
---------                           -----                                                        ----
/s/ Fabio P. Savoldelli             Chairman Chief Executive Officer and Manager                 March 29, 2002
------------------------            (Principal Executive Officer)
Fabio P. Savoldelli

/s/ Robert M. Alderman              Manager                                                      March 29, 2002
----------------------
Robert M. Alderman

/s/ Steven B. Olgin                 Vice President, Chief Administrative Officer and Manager     March 29, 2002
-------------------
Steven B. Olgin

/s/ Michael L. Pungello             Vice President, Chief Financial Officer and Treasurer        March 29, 2002
-----------------------             (Principal Financial and Accounting Officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM Alternative Strategies LLC)

MLIM ALTERNATIVE STRATEGIES    General Partner of Registrant     March 29, 2002
   LLC

By: /s/ Fabio P. Savoldelli
    -----------------------
    Fabio P. Savoldelli

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 2001 FORM 10-K

                                INDEX TO EXHIBITS

                     EXHIBIT
                     -------

Exhibit 10.04        Joint Venture Agreement Amendment among JWH(R)and the Fund

Exhibit 13.01        2001 Annual Report and Independent Auditors' Report