Form 10-Q
period 2002-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2002-05-15
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002
                                --------------

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

                                  609-282-6996
                                 --------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                        MARCH 31,       DECEMBER 31,
                                                           2002             2001
                                                       (unaudited)
                                                      --------------- -----------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                           $ 228,314,798     $ 248,619,755
    Net unrealized profit on open contracts                3,009,603        14,955,289
Accrued interest                                             296,943           372,122
                                                      --------------- -----------------

                TOTAL                                  $ 231,621,344     $ 263,947,166
                                                      =============== =================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                        $ 1,109,842       $ 1,236,104
    Profit share payable                                       1,749         5,986,222
    Redemptions payable                                    3,935,189         2,523,375
    Administrative fees payable                               48,255            53,744
                                                      --------------- -----------------

            Total liabilities                              5,095,035         9,799,445
                                                      --------------- -----------------

MINORITY INTEREST                                            154,860           170,731

PARTNERS' CAPITAL:
General Partner (15,044 and 15,044 Units)                  2,319,263         2,556,954
Limited Partner (1,453,317 and 1,479,238 Units)          224,052,186       251,420,036
                                                      --------------- -----------------

            Total partners' capital                      226,371,449       253,976,990
                                                      --------------- -----------------

                TOTAL                                  $ 231,621,344     $ 263,947,166
                                                      =============== =================

NET ASSET VALUE PER UNIT
(Based on 1,468,361 and 1,494,282 Units outstanding)        $ 154.17          $ 169.97
                                                      =============== =================


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    FOR THE THREE         FOR THE THREE
                                                     MONTHS ENDED          MONTHS ENDED
                                                      MARCH 31,             MARCH 31,
                                                         2002                  2001
                                                   -----------------   ---------------------
REVENUES:
    Trading income (loss):
      Realized                                         $ (8,937,790)           $ 57,097,690
      Change in unrealized                              (11,946,914)            (24,154,053)
                                                   -----------------   ---------------------

            Total trading results                       (20,884,704)             32,943,637
                                                   -----------------   ---------------------

     Interest income                                        890,921               3,897,027
                                                   -----------------   ---------------------

            Total revenues                              (19,993,783)             36,840,664
                                                   -----------------   ---------------------

EXPENSES:
    Administrative fees                                     152,263                 179,557
    Brokerage commissions                                 3,502,038               4,129,816
                                                   -----------------   ---------------------

            Total expenses                                3,654,301               4,309,373
                                                   -----------------   ---------------------

    NET INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                             (23,648,084)             32,531,291

    Profit Share Allocation                                  (9,639)             (5,861,481)
    Minority interest in (income) loss                       15,871                 (17,214)
                                                   -----------------   ---------------------

NET INCOME (LOSS)                                      $(23,641,852)           $ 26,652,596
                                                   =================   =====================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                       1,497,586               1,592,579
                                                   =================   =====================

    Net income (loss) per weighted average
     General Partner and Limited Partner Unit              $ (15.79)                $ 16.74
                                                   =================   =====================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                                             GENERAL        LIMITED
                               UNITS         PARTNER        PARTNERS          TOTAL
                           -------------  ------------  ---------------  --------------
PARTNERS' CAPITAL,
  December 31, 2000           1,630,261   $ 3,219,589    $ 279,947,681   $ 283,167,270

Net income                            -       317,660       26,334,936      26,652,596

Redemptions                     (97,397)            -      (17,301,273)    (17,301,273)
                           -------------  ------------  ---------------  --------------

PARTNERS' CAPITAL,
  March 31, 2001              1,532,864   $ 3,537,249    $ 288,981,344   $ 292,518,593
                           =============  ============  ===============  ==============

PARTNERS' CAPITAL,
  December 31, 2001           1,494,282   $ 2,556,954    $ 251,420,036   $ 253,976,990

Additions                        25,813             -        4,298,845       4,298,845

Net loss                              -      (237,691)     (23,404,161)    (23,641,852)

Redemptions                     (51,734)            -       (8,262,534)     (8,262,534)
                           -------------  ------------  ---------------  --------------

PARTNERS' CAPITAL,
  March 31, 2002              1,468,361   $ 2,319,263    $ 224,052,186   $ 226,371,449
                           =============  ============  ===============  ==============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of March 31, 2002, and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended
      December 31, 2001 (the "Annual Report").

2.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH(R), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Consolidated Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                       MONTH-END NET ASSET VALUE PER UNIT

           JAN        FEB        MAR
---------------------------------------
 2001    $172.60    $171.38    $190.83
---------------------------------------
 2002    $168.42    $162.64    $154.17
---------------------------------------

PERFORMANCE SUMMARY

January 1, 2002 to March 31, 2002

Trading in the energy markets was profitable. Trading in natural gas and crude oil resulted in gains. All markets posted gains in March, as crude and Brent oil, gas oil, heating oil and unleaded gas produced profits.

Metals trading was moderately profitable. The Japanese government announced that at the end of March they would no longer guarantee time deposits in excess of 10 million yen. Concerned Japanese citizens purchased physical gold, causing a rally. Profits were realized in copper, zinc, nickel and silver as industrial demand in anticipation of a strong global economic recovery pushed prices higher.

Losses were posted across the board in agricultural commodity trading. Soybean and sugar combined for the largest losses. The sector was flat by quarter end.

Stock index trading was unprofitable as volatile conditions made it difficult to generate profits. Losses were realized in the Nikkei, DAX, Eurostoxx and NASDAQ indices.

The interest rate sector sustained losses throughout the quarter. Optimism surrounding the Japanese government's proposed anti-deflation measures had a negative effect on Japanese government bonds. The sector as a whole was unprofitable, as U.S. and Japanese interest rate contracts were unprofitable.

Significant losses occurred in the currency markets. The U.S. dollar weakened against major currencies, particularly the Japanese yen. The sector performed poorly, specifically the U.S. dollar/Japanese yen cross trades, as Japanese fiscal year-end considerations made trading extremely volatile. Positions in Swiss franc, Euro and British pound also turned in negative performances.

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

CASH MANAGEMENT

Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now can invest a portion of its assets in Commercial Paper. As of December 31, 2001, and March 31, 2002, the Partnership did not hold any Commercial Paper.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.

          (b) None.

          (c) None.

          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 2,960,000 units of limited partnership interest. As of March 31, 2002, the Partnership has sold 3,627,674 units of limited partnership interest, with an aggregate price of $464,580,977.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective March 1, 2002, Mr. Robert M. Alderman was elected a manager of MLIM AS LLC, the Partnership's General Partner. Mr. Alderman is a Managing Director of MLIM and Global Head of Retail Sales and Business Management for Alternative Investments. In this capacity, he is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

          There are no exhibits required to be filed as part of this report.

Reports on Form 8-K.

          There were no reports on Form 8-K filed during the first three months of fiscal 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ML JWH STRATEGIC ALLOCATION FUND L.P.

                                    By:  MLIM ALTERNATIVE STRATEGIES LLC
                                                  (General Partner)


Date:  May 15, 2002                 By /s/ FABIO P. SAVOLDELLI
                                       -----------------------
                                       Fabio P. Savoldelli
                                       Chairman, Chief Executive Officer and
                                       Manager
                                       (Principal Executive Officer)




Date:  May 15, 2002                 By /s/ MICHAEL L. PUNGELLO
                                       -----------------------
                                       Michael L. Pungello
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)