Form 10-Q
period 2002-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2002-08-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002
                                -------------

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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                                                  June 30,         December 31,
                                                                     2002              2001
                                                                 (unaudited)
                                                                --------------    --------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and options premium                                    $  260,288,772    $  248,619,755
    Net unrealized profit on open contracts                         50,271,002        14,955,289
Accrued interest                                                       323,776           372,122
                                                                --------------    --------------

                TOTAL                                           $  310,883,550    $  263,947,166
                                                                ==============    ==============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Brokerage commissions payable                               $    1,489,640    $    1,236,104
    Profit share payable                                             6,200,455         5,986,222
    Redemptions payable                                              3,857,242         2,523,375
    Administrative fees payable                                         64,767            53,744
                                                                --------------    --------------

            Total liabilities                                       11,612,104         9,799,445
                                                                --------------    --------------

MINORITY INTEREST                                                      203,880           170,731

PARTNERS' CAPITAL:
General Partner (15,624 and 15,044 Units)                            3,160,820         2,556,954
Limited Partners (1,457,857 and 1,479,238 Units)                   295,906,746       251,420,036
                                                                --------------    --------------

            Total partners' capital                                299,067,566       253,976,990
                                                                --------------    --------------

                TOTAL                                           $  310,883,550    $  263,947,166
                                                                ==============    ==============

NET ASSET VALUE PER UNIT
  (Based on 1,473,481 and 1,494,282 Units outstanding)          $       202.97    $       169.97
                                                                ==============    ==============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                       For the three      For the three         For the six        For the six
                                                       months ended        months ended         months ended       months ended
                                                         June 30,            June 30,             June 30,           June 30,
                                                           2002                2001                 2002               2001
                                                      ---------------     ---------------     ---------------     ---------------
REVENUES:
    Trading profit (loss):
      Realized                                        $    35,109,295     $   (12,791,872)    $    26,171,505     $    44,305,818
      Change in unrealized                                 47,262,771         (20,052,723)         35,315,857         (44,206,776)
                                                      ----------------    ----------------    ----------------    ----------------

            Total trading results                          82,372,066         (32,844,595)         61,487,362              99,042
                                                      ----------------    ----------------    ----------------    ----------------

     Interest income                                          930,865           2,248,361           1,821,786           6,145,388
                                                      ----------------    ----------------    ----------------    ----------------

            Total revenues                                 83,302,931         (30,596,234)         63,309,148           6,244,430
                                                      ----------------    ----------------    ----------------    ----------------

EXPENSES:
    Administrative fees                                       166,879             163,612             319,142             343,169
    Brokerage commissions                                   3,838,217           3,763,075           7,340,255           7,892,891
                                                      ----------------    ----------------    ----------------    ----------------

            Total expenses                                  4,005,096           3,926,687           7,659,397           8,236,060
                                                      ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) BEFORE
MINORITY INTEREST AND
PROFIT SHARE ALLOCATION                                    79,297,835         (34,522,921)         55,649,751          (1,991,630)

    Profit Share Allocation                                (6,198,706)            (38,200)         (6,208,345)         (5,899,681)
    Minority Interest in (income) loss                        (49,020)             22,812             (33,149)              5,598
                                                      ----------------    ----------------    ----------------    ----------------

NET LOSS                                              $    73,050,109     $   (34,538,309)    $    49,408,257     $    (7,885,713)
                                                      ================    ================    ================    ================

NET LOSS PER UNIT:
    Weighted average number of General Partner
        and Limited Partners Units outstanding              1,498,414           1,510,112           1,498,000           1,551,346
                                                      ================    ================    ================    ================
    Net income (loss) per weighted average
     General Partner and Limited Partner Unit         $         48.75     $        (22.87)    $         32.98     $         (5.08)
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
                 For the six months ended June 30, 2002 and 2001
                 -----------------------------------------------
                                   (unaudited)


                                                     General           Limited
                                    Units            Partner           Partners           Total
                             ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
  December 31, 2000               1,630,261     $    3,219,589     $  279,947,681     $  283,167,270

Net loss                                  -           (103,269)        (7,782,444)        (7,885,713)

Redemptions                        (158,761)                 -        (27,889,048)       (27,889,048)
                             ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 2001                   1,471,500     $    3,116,320     $  244,276,189     $  247,392,509
                             ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
  December 31, 2001               1,494,282     $    2,556,954     $  251,420,036     $  253,976,990

Additions                            79,465             89,419         12,546,928         12,636,347

Net income                                -            514,447         48,893,810         49,408,257

Redemptions                        (100,266)                 -        (16,954,028)       (16,954,028)
                             ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 2002                   1,473,481     $    3,160,820     $  295,906,746     $  299,067,566
                             ===============    ===============    ===============    ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

     Market Risk
     -----------

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

     The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2:       Management's Discussion and Analysis of Financial
              -------------------------------------------------
              Condition and Results of Operations
              -----------------------------------


                       MONTH-END NET ASSET VALUE PER UNIT

    ----------------------------------------------------------------------
               Jan.       Feb.       Mar.      Apr.       May        Jun.
    ----------------------------------------------------------------------
     2001    $172.60    $171.38    $190.83    $172.29   $176.63    $168.12
    ----------------------------------------------------------------------
     2002    $168.42    $162.64    $154.17    $155.57   $168.98    $202.97
    ----------------------------------------------------------------------


Performance Summary

JANUARY 1, 2002 to JUNE 30, 2002
--------------------------------

January 1, 2002 to March 31, 2002

Trading in the energy markets was profitable. Trading in natural gas and crude oil resulted in gains. All markets posted gains in March, as crude and Brent oil, gas oil, heating oil and unleaded gas produced profits.

Metals trading was moderately profitable. The Japanese government announced that at the end of March they would no longer guarantee time deposits in excess of ten million yen. Concerned Japanese citizens purchased physical gold, causing a rally. Profits were realized in copper, zinc, nickel and silver as industrial demand in anticipation of a strong global economic recovery pushed prices higher.

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

April 1, 2002 to June 30, 2002

Profits resulting from trading in the currency sector provided the Partnership with an over 33% rate of return (on the total net assets of the Partnership) for the second quarter. Strong trends developed from a weakening U.S. dollar, which continued through June. Most of the major currencies made new highs versus the U.S. dollar in June.

The trading in stock indices found profits from its short positions. Worldwide equity markets attempted to move higher, but failed and resumed their downtrend.

The interest rate sector was profitable for the Partnership despite its slow start. The quarter began with a loss as interest rates were particularly sensitive to economic data that was released, and more so to its varied interpretations. By quarter end, the Partnership profited from a strong bond market, which benefited from the weakness in the stock market and unchanged interest rates.

The metals sector sustained slight losses for the quarter. In June, the uptrend in gold reversed and losses were sustained on a long position eliminating slight profits earned earlier in the quarter.

Losses were experienced in the agricultural commodities markets. Positions in coffee, corn and soybean meal were mostly to blame.

Energy produced losses for the Partnership. Fears of possible supply disruption abated, stifling a previously strong uptrend. In June, a good crude supply coupled with tensions in the Middle East provided negative returns for the month.

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

Trading in the interest rates sector was difficult, leading to substantial losses. British and Japanese interest rate markets was the only profitable sector. The Eurobond market and the U.S. interest rate complex proved tough to trade and were the primary reason the sector lost money overall.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.


Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this report.

          (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed during the first six months of fiscal 2002.

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



                                ML JWH STRATEGIC ALLOCATION FUND L.P.






                                By:  MLIM ALTERNATIVE STRATEGIES LLC
                                         (General Partner)






Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)






Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

           FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                       OF TITLE 18 OF THE UNITED STATES CODE

We, Fabio P. Savoldelli and Michael L. Pungello, the chief executive officer and chief financial officer, respectively, of MLIM Alternative Strategies LLC, general partner of ML JWH Strategic Allocation Fund L.P., certify that (i) the quarterly report Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.

Date: August 15, 2002         By /s/ FABIO P. SAVOLDELLI
                                 -----------------------
                                 Fabio P. Savoldelli
                                 Chairman, Chief Executive Officer and Manager (Principal Executive Officer)





Date:  August 15, 2002        By /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)