Form 10-Q
period 2002-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2002-11-13
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2002
                                ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

                                  609-282-6996
                ------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              2002             2001
                                                          (UNAUDITED)
                                                         --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                             $  340,865,315   $  248,619,755
    Net unrealized profit on open contracts                  27,818,048       14,955,289
Accrued interest                                                605,106          372,122
                                                         --------------   --------------

            Total assets                                 $  369,288,469   $  263,947,166
                                                         ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                        $    1,738,090   $    1,236,104
    Profit share payable                                     20,090,778        5,986,222
    Redemptions payable                                       4,992,960        2,523,375
    Administrative fees payable                                  75,569           53,744
    Ongoing offering expense payable                             12,500             --
                                                         --------------   --------------

            Total liabilities                                26,909,897        9,799,445
                                                         --------------   --------------

MINORITY INTEREST                                               233,223          170,731

PARTNERS' CAPITAL:
  General Partner (15,624 and 15,044 Units)                   3,749,828        2,556,954
  Limited Partners (1,409,955 and 1,479,238 Units)          338,395,521      251,420,036
                                                         --------------   --------------

            Total partners' capital                         342,145,349      253,976,990
                                                         --------------   --------------

                TOTAL                                    $  369,288,469   $  263,947,166
                                                         ==============   ==============

NET ASSET VALUE PER UNIT
  (Based on 1,425,579 and 1,494,282 Units outstanding)   $       240.00   $       169.97
                                                         ==============   ==============


See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE      FOR THE THREE       FOR THE NINE       FOR THE NINE
                                                  MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                                  SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                      2002               2001               2002               2001
                                                 ---------------    ---------------    ---------------    ---------------
REVENUES:
    Trading income (loss):
      Realized                                   $    94,319,676    $     4,866,049    $   120,491,181    $    49,171,867
      Change in unrealized                           (22,453,299)         8,172,627         12,862,558        (36,034,149)
                                                 ---------------    ---------------    ---------------    ---------------

            Total trading results                     71,866,377         13,038,676        133,353,739         13,137,718
                                                 ---------------    ---------------    ---------------    ---------------

     Interest income                                   1,533,008          2,158,462          3,354,794          8,303,850
                                                 ---------------    ---------------    ---------------    ---------------

            Total revenues                            73,399,385         15,197,138        136,708,533         21,441,568
                                                 ---------------    ---------------    ---------------    ---------------

EXPENSES:
    Administrative fees                                  215,463            155,721            534,605            498,890
    Brokerage commissions                              4,955,662          3,581,575         12,295,917         11,474,466
    Ongoing offering expense                              37,500               --               37,500               --
                                                 ---------------    ---------------    ---------------    ---------------

            Total expenses                             5,208,625          3,737,296         12,868,022         11,973,356
                                                 ---------------    ---------------    ---------------    ---------------

    INCOME BEFORE MINORITY
    INTEREST AND PROFIT SHARE
    ALLOCATION                                        68,190,760         11,459,842        123,840,511          9,468,212

    Profit Share Allocation                          (13,882,433)           (57,404)       (20,090,778)        (5,957,085)
    Minority Interest in income                          (37,233)            (7,903)           (70,382)            (2,305)
                                                 ---------------    ---------------    ---------------    ---------------

NET INCOME                                       $    54,271,094    $    11,394,535    $   103,679,351    $     3,508,822
                                                 ===============    ===============    ===============    ===============

NET INCOME PER UNIT:
    Weighted average number of General Partner
        and Limited Partners Units outstanding         1,464,316          1,462,465          1,486,772          1,521,718
                                                 ===============    ===============    ===============    ===============

    Net income per weighted average
     General Partner and Limited Partner Unit    $         37.06    $          7.79    $         69.73    $          2.31
                                                 ===============    ===============    ===============    ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For The Nine Months Ended September 30, 2002 And 2001
                                   (unaudited)

                                              GENERAL           LIMITED
                            UNITS             PARTNER           PARTNERS            TOTAL
                       ---------------    ---------------   ---------------    ---------------
PARTNERS' CAPITAL,
  December 31, 2000          1,630,261    $     3,219,589   $   279,947,681    $   283,167,270

Additions                       10,895              8,813         1,810,518          1,819,331

Net income                        --               42,537         3,466,285          3,508,822

Redemptions                   (208,432)              --         (36,351,066)       (36,351,066)
                       ---------------    ---------------   ---------------    ---------------

PARTNERS' CAPITAL,
  September 30, 2001         1,432,724    $     3,270,939   $   248,873,418    $   252,144,357
                       ===============    ===============   ===============    ===============

PARTNERS' CAPITAL,
  December 31, 2001          1,494,282    $     2,556,954   $   251,420,036    $   253,976,990

Additions                      132,329            100,924        24,012,884         24,113,808

Net income                        --            1,091,950       102,587,401        103,679,351

Redemptions                   (201,032)              --         (39,624,800)       (39,624,800)
                       ---------------    ---------------   ---------------    ---------------

PARTNERS' CAPITAL,
  September 30, 2002         1,425,579    $     3,749,828   $   338,395,521    $   342,145,349
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations


                       MONTH-END NET ASSET VALUE PER UNIT

------------------------------------------------------------------------------------------------------------------------------------
             JAN            FEB           MAR            APR            MAY           JUN            JUL            AUG        SEP
------------------------------------------------------------------------------------------------------------------------------------
2001       $172.60        $171.38       $190.83        $172.29        $176.63       $168.12        $161.28        $170.97    $175.99
------------------------------------------------------------------------------------------------------------------------------------
2002       $168.42        $162.64       $154.17        $155.57        $168.98       $202.97        $217.66        $226.06    $240.00
------------------------------------------------------------------------------------------------------------------------------------

Performance Summary

JANUARY 1, 2002 TO SEPTEMBER 30, 2002

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

July 1, 2002 to September 30, 2002

Economic numbers in the United States suggested that the economy was stabilizing, however, consumer confidence continued to deteriorate fueling the bond rallies in the quarter. When the U.S. economy slows down, the rest of the world also suffers. Economists continue to revise their world growth estimates for 2003 downward under 4%. Consequently, the interest rate sector was the best performing sector for the quarter. Interest rate trading represented 30% of the trading in the Partnership. The sector brought in gross returns of over 20% for the quarter.

Equity markets were under heavy pressure from poor corporate earnings, accounting irregularities and a general global economic slowdown. Volatility was at a high level, keeping bargain hunters from re-entering the markets. All components of the stock index sector, which represents 13% of the trading in the Partnership, were up, making this the second most profitable sector for the quarter.

Volatile energy markets kept profits low in this sector until September when more distinct profits were produced. Energy represented 17% of the Partnership's trading. Crude oil continued to climb as possible military conflict in Iraq looms. Inventories are showing a decline in storage facilities. The level at the end of the quarter was the lowest since the data started to be collected in 1984. The inventory tightness could be explained by the recent government stockpiling by the U.S., Japan, China and Europe, counteracting any production disruption attempt by Iraq. Natural gas was also strong during September as the hurricane season kicked up in the Gulf of Mexico.

Agriculture commodities provided positive returns. Hot, dry weather conditions in the U.S., China and South America kept various grains prices up throughout most of the quarter. As harvest estimates rose late in the quarter, the sector returned some profits.

Metals produced losses for the quarter. A choppy market for industrial metals prevented profits. Precious metals experienced similar choppy conditions. Gold appears to have been the most popular investment metal, but producers were hesitant to hedge at current levels and limit their upside potential.

Currencies produced the highest losses for the quarter. Foreign assets were being sold by international investors and currencies repatriated to their home country. Global cash balances are high creating a difficult market for the Partnership in major currencies. Currency trading represents 27% of the Partnership's trading and brought in losses of more than 6%.

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



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

MLIM Alternative Strategies LLC, the General Partner of ML JWH Strategic Allocation Fund L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

            (b)  Reports on Form 8-K.

            There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

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


                                ML JWH STRATEGIC ALLOCATION FUND L.P.




                                By: MLIM ALTERNATIVE STRATEGIES LLC
                                       (General Partner)




Date: November 14, 2002         By /S/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)




Date:  November 14, 2002        By /S/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML JWH Strategic Allocation Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

-----------------------
By /S/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML JWH Strategic Allocation Fund L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

-----------------------
By /S/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)