Form 10-K
period 2002-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2003-03-28
CIK 1005177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002

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

                               DELAWARE 13-3887922
                ---------------------------- -------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                  C/O MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                          ----------------------------
                    (Address of principal executive offices)

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

                                                                    Yes /X/   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: as of February 1, 2003, limited partnership units with an aggregate net asset value of $373,186,993 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2002 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                       ANNUAL REPORT FOR 2002 ON FORM 10-K

                                TABLE OF CONTENTS

                                                    PART I                                                PAGE
                                                                                                          ----
Item 1.     Business......................................................................................  1

Item 2.     Properties....................................................................................  8

Item 3.     Legal Proceedings.............................................................................  8

Item 4.     Submission of Matters to a Vote of Security Holders...........................................  8

                                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.........................  8

Item 6.     Selected Financial Data....................................................................... 10

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations......... 12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................................... 15

Item 8.     Financial Statements and Supplementary Data................................................... 20

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......... 20


                                                   PART III

Item 10.    Directors and Executive Officers of the Registrant............................................ 20

Item 11.    Executive Compensation........................................................................ 21

Item 12.    Security Ownership of Certain Beneficial Owners and Management................................ 22

Item 13.    Certain Relationships and Related Transactions................................................ 22

Item 14.    Controls and Procedures....................................................................... 23


                                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................... 24

                                     PART I

ITEM 1: BUSINESS

        (a)    GENERAL DEVELOPMENT OF BUSINESS:

               ML JWH Strategic Allocation Fund L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and began trading operations on July 15, 1996. The Partnership trades in the international futures and forward markets applying multiple proprietary trading strategies under the direction of John W. Henry & Company, Inc.
("JWH (R)").

               Merrill Lynch Alternative Investments LLC ("MLAI LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker.

               Merrill Lynch Alternative Investments LLC was formerly known as MLIM Alternative Strategies LLC ("MLIM AS LLC"). As of February 28, 2003, MLIM Alternative Strategies LLC changed its name to Merrill Lynch Alternative Investments LLC, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership. As used herein, the capitalized term "MLAI LLC" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

               JWH(R) has been the sole trading advisor for the Partnership since inception. JWH(R) manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH(R) trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $1.267 billion in client capital as of December 31, 2002.

               The Partnership may offer its units of limited partnership interest ("Units"), when available for sale, as of the beginning of each month. Investors whose subscriptions are accepted during a month are admitted to the Partnership as Limited Partners as of the beginning of the following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors' customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of their Units.

               As of December 31, 2002, the aggregate Net Asset Value of the Partnership was $318,297,668, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $219.52.

               Through December 31, 2002, the highest month-end Net Asset Value per Unit was $240.00 (September 30, 2002) and the lowest $98.89 (August 31,
1996).

        (b)    FINANCIAL INFORMATION ABOUT SEGMENTS:

               The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

        (c)    NARRATIVE DESCRIPTION OF BUSINESS:

               GENERAL

               The Partnership trades in the international futures, options on futures and forward markets applying the multiple proprietary trading strategies ("Programs") of JWH(R). In managing the Partnership's trading, JWH(R) uses its "JWH(R) Strategic Allocation Program" in which JWH(R) selects, allocates and reallocates Partnership assets in any different combinations of, its JWH(R) Programs. The Partnership's primary objective is achieving, through speculative trading, substantial long-term capital appreciation. At the same time, the use of multiple JWH(R) Programs has the potential to reduce the expected volatility and risk of loss which would typically be associated with the use of any single Program.

               The Partnership applies a multi-strategy approach. MLAI LLC has delegated to JWH(R) full discretionary authority over the selection of which JWH(R) Trading Programs to use for the Partnership and the leverage to be applied.

               One of the objectives of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

LEVERAGE CONSIDERATIONS

               The larger the Partnership's market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which the Partnership is said to be trading. In general, the larger the Partnership's market commitment, the profit potential increases, as well as risk of loss. JWH(R) adjusts the Partnership's market commitment to levels which JWH(R) believes are consistent with the Partnership's desired internal risk/reward profile. For example, in volatile markets, JWH(R) might decide -- in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential -- that the positions ordinarily appropriate for a $50 million allocation are all a $75 million allocation should acquire. On the other hand, market factors might cause JWH(R) to decide -- in order to increase market exposure and, accordingly, profit potential as well as risk of loss -- that the positions ordinarily indicated for a $100 million allocation are appropriate for an allocation of only $50 million.

               At certain times -- often after substantial gains in several of the Programs -- JWH(R) may conclude that the Partnership's portfolio offers more risk than reward. If so, JWH(R) may reduce the Partnership's market commitment, both taking profits and controlling risk. Conversely, JWH(R) may commit more than the total assets of the Partnership to the markets if the profit potential seems to justify the added risk.

JOHN W. HENRY & COMPANY, INC.

BACKGROUND

               John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John W. Henry & Co., Inc. to conduct business as a commodity trading advisor. JWH(R)reincorporated in Florida in 1997. JWH(R)'s offices are at 301 Yamato Road, Suite 2200, Boca Raton, Florida, 33431-4931. JWH(R)'s registration as a commodity trading advisor became effective in November 1980. JWH(R)is a member of the National Futures Association ("NFA") in this capacity.

TRADING STRATEGY

               THE FOLLOWING DESCRIPTION OF JWH(R)S TRADING STRATEGY RELATES TO JWH(R) GENERALLY AND NOT TO THE PARTNERSHIP ITSELF.

               GENERAL

               JWH(R) specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH(R) has developed and implemented proprietary trend-following trading techniques that focus on long-term rather than short-term, day-to-day trends. JWH(R) currently operates eleven trading programs.

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

               The greatest cumulative percentage decline in daily net asset value which JWH(R) has experienced in any single program was nearly sixty percent on a composite basis since its inception. Investors in the Partnership should understand that similar or greater drawdowns are possible in the future.

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

               All cash in a JWH(R) investment program is available to be used to trade in a JWH(R) program. The amounts committed to margin will vary from time to time. As capital in each JWH(R) trading program increases, additional emphasis and weighting may be placed on certain markets which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH(R) may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLAI LLC will generally not be informed of any such changes.

               Adjustments to the size of trading positions taken in relation to account equity have been and continue to be an integral part of JWH(R)'s investment strategy. At its discretion, JWH(R) may adjust position size in relation to account equity in certain markets or entire programs. Position size in relation to account equity adjustments may be made at certain times for some accounts but not for others. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change position size in relation to account equity may positively or negatively affect performance, and will alter risk exposure for an account. Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such position size in relation to account equity adjustments will be to the financial advantage of investors in the Partnership. JWH(R) reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLAI LLC.

               ADDITION, REDEMPTION AND REALLOCATION OF CAPITAL FOR COMMODITY POOL OR PARTNERSHIP ACCOUNTS

               Investors purchase or redeem Units at Net Asset Value ("NAV") on the close of business on the last business day of the month. In order to provide market exposure commensurate with the Partnership's equity on the date of these transactions, JWH(R)'s general practice is to adjust positions as near as possible to the close of business on the last trading date of the month. The intention is to provide for additions and redemptions at a NAV that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month. Therefore, JWH(R) may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading. Based on JWH(R)'s determination of liquidity or other market conditions, JWH(R) may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month. No assurance is given that JWH(R) will be able to achieve the objectives described above in connection with Partnership equity level changes. The use of discretion by JWH(R) in the application of this procedure may affect performance positively or negatively.

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

               THE JOINT VENTURE AGREEMENT

               The advisory arrangement between the Partnership and JWH(R) is a joint venture ("Joint Venture"), a general partnership structure. The Joint Venture Agreement terminates December 31, 2003 subject to automatic one-year renewals, unless either the Partnership or JWH(R) elects not to renew.

               The Partnership has agreed to indemnify JWH(R) and related persons for any claims or proceedings involving the business or activities of the Partnership, provided that the conduct of such persons does not constitute negligence, misconduct or breach of the Joint Venture Agreement or of any fiduciary obligation to the Partnership and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership.

               JWH(R) and related persons will not be liable to the Joint Venture, the Partnership or any of the Partners in connection with JWH(R)'s management of the Partnership's assets except (i) by reason of acts or omissions in breach of the Joint Venture Agreement, (ii) due to their misconduct or negligence, or (iii) by reason of not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Partnership. Mr. John W. Henry will not be liable except for his fraud or willful misconduct.

               JWH(R) originally invested $100,000 in the Joint Venture.

               The Partnership and the Joint Venture are herein collectively referred to as the "Partnership" unless the context otherwise requires.

               USE OF PROCEEDS AND CASH MANAGEMENT INCOME

               SUBSCRIPTION PROCEEDS.
               The Partnership's cash is used as security for and to pay the Partnership's trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH(R) to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the

Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management, as more fully described below under "Available Assets."

               MARKET SECTORS.
               The Partnership trades in a diversified group of markets under the direction of JWH(R). JWH(R) can, and does, from time to time, materially alter the allocation of its overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by JWH(R) or the rapidity with which JWH(R) may alter its market sector allocations.

               MARKET TYPES.
               The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

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

               As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Partnership has no policy restricting its relative commitments to any of these different types of markets, although generally the bulk of the Partnership's trading takes place on regulated exchanges.

               CUSTODY OF ASSETS.
               All of the Partnership's assets are currently held in customer accounts at MLPF&S.

               AVAILABLE ASSETS.
               The Partnership earns income, as described below, on its "Available Assets," which can be generally described as the cash actually held by the Partnership. Available Assets are held primarily in U.S. dollars and are comprised of the Partnership's cash balances held in the offset accounts (as described below), which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership's account on a daily basis and the Partnership's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open equity trade on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Partnership does not earn interest on, the Partnership's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

               The Partnership's Available Assets may be greater than, less than or equal to the Partnership's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

               INTEREST EARNED ON THE PARTNERSHIP'S U.S. DOLLAR AVAILABLE
ASSETS.
               The following description relates to the Partnership's U.S. dollar Available Assets.

               The Partnership's U.S. dollar Available Assets are held in cash in offset accounts or may be invested in short-term U.S. Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

               MLPF&S credits the Partnership, as of the end of each month, with interest at the effective prevailing 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Partnership receives all interest paid on the short-term Treasury bills in which it invests.

               The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of Merrill Lynch. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because Merrill Lynch credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Partnership's U.S. dollar Available Assets to the maximum practicable extent in short-term U.S. Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Partnership, but MLAI LLC would expect the amount of such interest to be less than that available to the Partnership under the offset account arrangements. The remaining U.S. dollar Available Assets of the Partnership would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Partnership.

               The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Partnership and the fee paid to the offset banks -- from the offset accounts have not exceeded 0.75% per annum of the Partnership's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI LLC, respectively.

               INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S NON-U.S. DOLLAR AVAILABLE ASSETS.
               Under the single currency margining system implemented for the Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLPF&S provides the necessary margin, permitting the Partnership to retain the monies which would otherwise be required for such margin as part of the Partnership's U.S. dollar Available Assets. The Partnership does not earn interest on foreign margin deposits provided by MLPF&S. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Partnership is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Partnership. Merrill Lynch charges the Partnership Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

        CHARGES

        The following table summarizes the charges incurred by the Fund during 2002, 2001 and 2000.

                                       2002                           2001                          2000
                        ---------------------------------------------------------------------------------------------
                                          % OF AVERAGE                   % OF AVERAGE                   % OF AVERAGE
                            DOLLAR        MONTH-END NET      DOLLAR     MONTH-END NET       DOLLAR      MONTH-END NET
        CHARGES             AMOUNT           ASSETS          AMOUNT        ASSETS           AMOUNT         ASSETS
---------------------------------------------------------------------------------------------------------------------
Brokerage                  $ 16,830,711      5.99%        $ 15,061,052      5.85%        $ 21,916,843      7.55%
Commissions
Administrative Fees             731,770      0.26%             654,829      0.25%             750,433      0.26%
Ongoing Offering Costs           75,000      0.03%                   -         -              174,043      0.06%
                        ---------------------------------------------------------------------------------------------
Total                      $ 17,637,481      6.28%        $ 15,715,881      6.10%        $ 22,841,319      7.87%
                        =============================================================================================

               The Partnership's average month-end Net Assets during 2002, 2001 and 2000 equaled $280,746,315, $257,523,703 and $290,101,378, respectively.

               In addition to the above charges, the Partnership and JWH(R) share in the profits of the Joint Venture based on equity provided that, 20% of the Joint Venture's quarterly New Trading Profits are allocated to JWH(R). For the years ended December 31, 2002, 2001 and 2000, JWH(R) received a profit share allocation of $20,054,827, $5,861,385 and $2,586,818 and earned interest of $98,031, $124,838 and $7,986 on such amounts, respectively.

                         DESCRIPTION OF CURRENT CHARGES

               The Partnership is subject to the following charges and priority profit allocation ("Profit Share"):

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

                                                  During 2002, 2001 and 2000, the round-turn (each
                                                  purchase and sale or sale and purchase of a single
                                                  futures contract) equivalent rate of the Partnership's
                                                  flat-rate Brokerage Commissions was approximately $127,
                                                  $98 and $121.

MLPF&S              Use of Partnership assets     MLPF&S may derive certain economic benefit from the
                                                  deposit of certain of the Partnership's U.S. dollar
                                                  Available Assets in offset accounts.

MLAI LLC            Administrative Fee            A monthly Administrative Fee of 0.021 of 1% (a 0.25%
                                                  annual rate) of the Joint Venture's month-end assets is
                                                  paid to MLAI LLC, which pays all routine administrative
                                                  expenses of the Joint Venture, other than the
                                                  Partnership's ongoing offering costs.

MLIB; Other         Bid-ask spreads               Bid-ask spreads on forward and related trades.
Counterparties

JWH(R)              Profit Share                  20% of any New Trading Profits (as the Partnership owns
                                                  substantially all of the Joint Venture, such special
                                                  allocation effectively is made out of Trading Profits
                                                  which the Partnership would otherwise have received).

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

JWH(R)              Consulting Fees               MLPF&S pays JWH(R) annual Consulting Fees of 2% of the
                                                  Partnership's average month-end assets, after reduction
                                                  for a portion of the Brokerage Commissions.

MLPF& S; Other      Extraordinary expenses        Actual  payments to third parties;  none paid to third
Third Parties                                     parties to date.

MLAI LLC            Ongoing offering costs        Actual costs incurred subject to limitation.
                    reimbursed

               REGULATION

               MLAI LLC, JWH(R) and MLPF&S are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission ("SEC"). However, MLAI LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

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

               The Partnership's administrative office is the administrative offices MLAI LLC (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI LLC performs all administrative services for the Partnership from MLAI LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

        JWH(R)

               There neither now exists nor has there previously ever been any material administrative, civil or criminal action against JWH(R) or its principals.

        MERRILL LYNCH

               Merrill Lynch -- a partner of MLIM (which is the sole member of MLAI LLC, and MLPF&S and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Partnership) - as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI LLC or the Partnership.

               MLAI LLC, nor the Partnership itself has never been the subject of any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Partnership has never submitted any matter to a vote of its Limited Partners.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 5

        (a)    MARKET INFORMATION:

               There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

        (b)    HOLDERS:

               As of December 31, 2002, there were 6,450 holders of Units, including MLAI LLC.

        (c)    DIVIDENDS:

               MLAI LLC has not made, and does not contemplate making, any distributions on the Units.

        (d)    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
               PLANS:

               Not applicable.

        (e) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES:

               The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. As of December 31, 2002, the Partnership has sold 3,843,657 units of limited partnership interest, with an aggregate price of $501,842,000.

Item 5(b)

               Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited consolidated financial statements of the Partnership:

                                                                        FOR THE YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA                            2002             2001             2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------
Revenues

Trading Profits (Loss):
  Realized                                   $  88,906,578    $  43,747,023    $   9,945,923    $   9,335,723    $  35,957,735
  Change in Unrealized                          18,456,720      (35,627,391)      38,113,338      (14,570,342)      12,141,395
                                           -----------------------------------------------------------------------------------
  Total Trading Results                        107,363,298        8,119,632       48,059,261       (5,234,619)      48,099,130

Interest Income                                  4,622,596        9,573,671       17,179,996       17,854,409       12,766,955
                                           -----------------------------------------------------------------------------------
  Total Revenues                               111,985,894       17,693,303       65,239,257       12,619,790       60,866,085
                                           -----------------------------------------------------------------------------------

Expenses:
  Brokerage Commissions                         16,830,711       15,061,052       21,916,843       28,008,137       19,086,026
  Administrative Fees                              731,770          654,829          750,433          903,488          615,678
  Ongoing Offering Costs                            75,000                -          174,043          108,777                -
                                           -----------------------------------------------------------------------------------
  Total Expenses                                17,637,481       15,715,881       22,841,319       29,020,402       19,701,704
                                           -----------------------------------------------------------------------------------
Income (Loss) before Minority Interest and
Profit Share Allocation                         94,348,413        1,977,422       42,397,938      (16,400,612)      41,164,381
Profit Share Allocation                        (20,152,858)      (5,986,223)      (2,594,804)      (4,207,762)      (5,436,351)
Minority Interest in (Income) Loss                 (49,824)           3,746          (27,502)           7,926          (19,071)
                                           -----------------------------------------------------------------------------------
Net Income (Loss)                            $  74,145,731    $  (4,005,055)   $  39,775,632    $ (20,600,448)   $  35,708,959
                                           ===================================================================================

BALANCE SHEET DATA                   DECEMBER 31, 2002  DECEMBER 31, 2001  DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                 $     318,297,668  $     253,976,990  $     283,167,270  $     360,219,859  $     314,512,911
Net Asset Value per Unit             $          219.52  $          169.97  $          173.69  $          146.40  $          154.34
                                     ---------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                              MONTH-END NET ASSET VALUE PER UNIT
-----------------------------------------------------------------------------------------------------------------------------
        JAN.      FEB.     MAR.       APR.      MAY      JUNE       JULY      AUG.     SEPT.      OCT.      NOV.     DEC.
-----------------------------------------------------------------------------------------------------------------------------
1998  $133.35   $132.47   $133.48   $128.97   $134.18   $132.11   $130.50   $143.13   $153.91   $155.19   $142.61   $ 154.34
-----------------------------------------------------------------------------------------------------------------------------
1999  $149.98   $153.82   $152.11   $158.66   $158.41   $164.26   $159.64   $159.75   $156.13   $143.66   $146.91   $ 146.40
-----------------------------------------------------------------------------------------------------------------------------
2000  $147.98   $149.61   $143.39   $141.10   $139.63   $134.11   $129.33   $134.06   $124.33   $131.37   $148.57   $ 173.69
-----------------------------------------------------------------------------------------------------------------------------
2001  $172.60   $171.38   $190.83   $172.29   $176.63   $168.12   $161.28   $170.97   $175.99   $183.39   $156.62   $ 169.97
-----------------------------------------------------------------------------------------------------------------------------
2002  $168.42   $162.64   $154.17   $155.57   $168.98   $202.97   $217.66   $226.06   $240.00   $221.21   $206.54   $ 219.52
-----------------------------------------------------------------------------------------------------------------------------

               Prior to June 30, 1998, the Net Asset Value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                  ML JWH STRATEGIC ALLOCATION PARTNERSHIP L.P.
                                DECEMBER 31, 2002

   TYPE OF POOL: Single-Advisor/Publicly-Offered/Not "Principal Protected"(1)
                       INCEPTION OF TRADING: July 15, 1996
                      AGGREGATE SUBSCRIPTIONS: $501,842,000
                      CURRENT CAPITALIZATION: $318,297,668
                   WORST MONTHLY DRAWDOWN:(2) (14.60)% (11/01)
            WORST PEAK-TO-VALLEY DRAWDOWN:(3) (24.34)% (7/99 - 9/00)

         ------------------------------------------------------------------
                              MONTHLY RATES OF RETURN(4)
         ------------------------------------------------------------------
         MONTH                  2002      2001      2000     1999     1998
         ------------------------------------------------------------------
         January                (0.91)%   (0.63)%    1.08%   (2.82)%  (1.51)%
         ------------------------------------------------------------------
         February               (3.43)    (0.70)     1.10     2.56    (0.66)
         ------------------------------------------------------------------
         March                  (5.21)    11.35     (4.16)   (1.11)    0.77
         ------------------------------------------------------------------
         April                   0.91     (9.71)    (1.59)    4.30    (3.38)
         ------------------------------------------------------------------
         May                     8.62      2.51     (1.04)   (0.15)    4.04
         ------------------------------------------------------------------
         June                   20.11     (4.81)    (3.95)    3.69    (1.54)
         ------------------------------------------------------------------
         July                    7.24     (4.07)    (3.56)   (2.81)   (1.22)
         ------------------------------------------------------------------
         August                  3.86      6.00      3.65     0.07     9.68
         ------------------------------------------------------------------
         September               6.17      2.94     (7.26)   (2.26)    7.53
         ------------------------------------------------------------------
         October                (7.83)     4.20      5.66    (7.99)    0.83
         ------------------------------------------------------------------
         November               (6.63)   (14.60)    13.10     2.26    (8.11)
         ------------------------------------------------------------------
         December                6.28      8.52     16.91    (0.35)    8.23
         ------------------------------------------------------------------
         Compound Annual
         Rate of Return         29.15%    (2.15)%   18.65%   (5.15)%  14.00%
         ------------------------------------------------------------------

               (1) Certain funds, including funds sponsored by MLAI LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 1998; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end experienced by the Partnership since January 1, 1998. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month, inclusive of subscription activity.

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

               While there can be no assurance that the JWH(R) Programs will be profitable even in trending markets, markets in which substantial and sustained price movements occur offer the best profit potential for the Partnership.

PERFORMANCE SUMMARY

                                                                          2002
                        Interest Rates and Stock Indices         $  57,270,172
                        Agricultural Commodities                       (82,961)
                        Currencies                                  51,189,381
                        Energy                                         818,755
                        Metals                                      (1,832,049)
                                                                ---------------
                                                                 $ 107,363,298
                                                                ===============

               The Partnership's overall trading was very profitable for the year, resulting in an over 29% compounded annual rate of return for 2002, net of all fees and expenses. The major contributors were the financial futures and forward sectors. The traditional commodity sectors in the produced moderate losses for the year.

               The interest rate sector was profitable for the Partnership despite its slow start. Interest rates and stock index futures produced the most significant gains from June through September. The year began with a loss as interest rates were particularly sensitive to economic data that was released, and more so to its varied interpretations. By June, the Partnership profited from a strong bond market, which benefited from the weakness in the stock market and unchanged interest rates. Economic numbers in the United States suggested that the economy was stabilizing, however, consumer confidence continued to deteriorate fueling the bond rallies in the third quarter. Economists continued to revise their world growth estimates for 2003 downward to under 4%. Equity markets were under heavy pressure from poor corporate earnings, accounting irregularities and a general global economic slowdown. Volatility in the equity markets was at a high level, keeping bargain hunters from re-entering the markets, keeping up a trend the Partnership was able to capitalize on through the third quarter. The sector returned some of its profits in the fourth quarter as frequent worldwide economic news releases alternated from positive to negative.

               The currency sector also brought in significant profits for the year. Strong trends developed from a weakening U.S. dollar during the second quarter, generating most of the currency-related profits. Most of the major currencies made new highs versus the U.S. dollar in June. Currencies produced losses for the remainder of the year until December, as currencies being repatriated to their home country and high global cash balances created a difficult market for the Partnership. In December, the U.S. dollar's weakness globally due to the threat of a possible war with Iraq and tensions with North Korea created a trend that the Partnership was able to use profitably.

               Energy trading produced moderate profits for the year. The first quarter was very profitable although the profits eroded throughout the year and were nearly outweighed by losses in the fourth quarter. Volatile energy markets kept profits low in this sector. Crude oil continued to climb as a possible military conflict in Iraq loomed. Inventories were showing a decline in storage facilities. The level at the end of September was the lowest since such data started to be collected in 1984. The inventory tightness could be explained by the recent government stockpiling by the U.S., Japan, China and Europe, counteracting any production disruption attempt by Iraq. The war premium was diminished by October and markets indicted that the U.S. strategic reserves were full. The exaggerated levels of volatility due the tensions between the U.S. and Iraq as well as anticipation of UN resolutions made for a difficult energy trading environment at the end of the year.

               The agricultural commodities markets were essentially flat for the year. Coffee, corn, soybean and sugar produced losses during the first half of the year. The sector turned profitable during the second half of the year as hot, dry weather conditions in the U.S., China and South America kept various grains prices up. Adverse weather conditions created a profitable month for coffee positions in October. Most profits in the sector were returned in December as losses were incurred across the board.

               Metals trading brought in losses for the year. A choppy market for industrial metals prevented profits. Precious metals experienced similar choppy conditions. Gold appeared to be the most popular investment metal, but producers were hesitant to hedge at current levels and limit their upside potential. Gold ended the year on the upside due to the uncertain global economic climate.

                                                                         2001
                        Interest Rates and Stock Indices         $ 19,655,619
                        Agricultural Commodities                     (285,766)
                        Currencies                                 10,770,691
                        Energy                                    (18,991,683)
                        Metals                                     (3,029,229)
                                                                --------------
                                                                 $  8,119,632
                                                                ==============

               The Partnership's overall trading strategy was profitable. Gains were realized in the interest rate, stock index and currency sectors while significant losses were realized in the energy sector.

               Interest rate trading was the biggest contributor to the Partnership's overall profitability. Bonds generally benefited from the weakness in the equity markets. Gains were realized early on in short-term interest rates on European Central Bank easing and a massive rally in Japanese government bonds as the Japanese economy showed signs of sputtering. Substantial losses occurred in mid-year as the Eurobund market and the U.S. interest rate complex proved difficult to trade. Gains were realized post September 11, particularly in the European and U.S. sub-sectors.

               Currency trading was also successful. Losses were sustained early on, as the Euro tumbled to two-month lows against the U.S. dollar in the wake of Turkey's lira currency float. By March, strength in the U.S. dollar led to strong profits in Japanese yen, Euro, Swiss franc and British pound. At year-end, substantial gains were posted with the Japanese yen as the driving factor.

               Trading in stock indices was profitable. Short positions were profitable as the NASDAQ reached a one-year low in February and the Nikkei 225 reached a 15-year low also in February. Even as across the board volatility and a decline in global equity markets continued through the year, the Partnership's short positions in most markets were profitable.

               Agricultural commodities trading was unprofitable for the Partnership. Losses were incurred particularly in corn and sugar contracts early in the year. Sugar positions rebounded from earlier losses to post gains by June. Trading in general fluctuated for the remainder of the year, leading to overall losses.

               Metals trading was not successful despite early gains realized from gold positions amid the Bank of England sale. Losses from gold positions continued until September 11, but rebounded strongly as investors flocked to it as a safe haven. Silver and aluminum positions contributed to the strategy's overall losses at year-end.

               Trading in the energy markets resulted in significant losses for the Partnership. Losses on short positions occurred when U.S. oil price gained more than $2 a barrel on OPEC's announcement that it would cut production by 1.5 million barrels a day and a follow-up announcement that it may need to cut production again on concern that a cooling economy may reduce demand for oil products. Contracts in crude oil and heating oil were unprofitable in April and June. Natural gas positions were unprofitable in October.

                                                                          2000
                        Interest Rates and Stock Indices        $   5,135,234
                        Agricultural Commodities                   (1,255,021)
                        Currencies                                 20,534,901
                        Energy                                     34,180,035
                        Metals                                    (10,535,888)
                                                               ---------------
                                                                $  48,059,261
                                                               ===============

               The Partnership's trading strategy was strong in November and December leaving the Partnership profitable for the year ended December 31, 2000 as gains were realized in energies, currencies, interest rates and stock indices, while losses were incurred in metals and agricultural commodities. Energy prices soared higher on supply restrictions by OPEC. Positions in currencies were profitable as the Euro and Japanese yen slumped in the fourth quarter to the advantage of longer-term trend followers. Interest rates and stock indices markets were slightly profitable despite erratic and volatile conditions. The metals markets were unprofitable as gold prices continued to slide from February highs. Burdensome world sugar supplies led to losses in the commodities markets.

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

               Currency trading posted strong gains late in the year. Currency trading provided modest gains early in the year as the U.S. dollar rose against the British pound and the Japanese yen. The Japanese yen continued its depreciation despite the Bank of Japan's efforts to support it. Euro positions continued to struggle despite improving European economic data while the resilient U.S. economy attracted foreign capital. By year end, the U.S. dollar continued its rally versus the Euro and the Japanese yen slumped to a 16 month low against the U.S. dollar on growing pessimism about Japan's economic outlook.

               Interest rates and stock indices markets posted modest gains for the year. Gains were realized on short positions in the Nikkei 225 index as the index reached its two year low. Losses were incurred as investors sold high technology issues, leading to losses in the NASDAQ Stock index. Interest rate trading was profitable as the Partnership capitalized on the beginnings of strong trend in interest rates. By year end, both the short and long end of the U.S. yield curve were profitable, providing a strong finish for the sector.

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

LIQUIDITY; CAPITAL RESOURCES

               The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

               Inflation by itself does not affect profitability, but it can cause price movements that do so.

               The Partnership's assets and open positions are generally highly liquid.

                                   ----------

               The Partnership changes its positions and market focus frequently. Consequently, the fact that the Partnership realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Partnership will do so in the future.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

               The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

               Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

               The Partnership, under the direction of JWH(R), rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

               Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

               QUANTITATIVE FORWARD-LOOKING STATEMENTS

               The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

               The Partnership's risk exposure in the various market sectors traded by JWH(R) is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

               Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

               In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

               100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects (which would reduce the Value at Risk estimates) resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

               The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2002. During the fiscal year 2002, the Partnership's average capitalization was approximately $280,746,315. During the fiscal year 2001, the Partnership's average capitalization was approximately $257,523,703.

                                                            DECEMBER 31, 2002
                                                            -----------------
                                AVERAGE VALUE      % OF AVERAGE       HIGHEST VALUE AT    LOWEST VALUE AT
MARKET SECTOR                      AT RISK         CAPITALIZATION           RISK                RISK
                              -----------------  ------------------  ------------------  ------------------
Interest Rates                    $ 28,764,544               10.25%       $ 40,884,777        $ 15,517,337
Currencies                          10,540,668                3.75%         19,999,299             436,787
Stock Indices                          755,032                0.27%          1,390,592              39,567
Metals                                 707,390                0.25%          1,386,481             173,339
Agricultural Commodities               518,523                0.18%          1,029,717              44,908
Energy                               1,069,547                0.38%          2,373,932             142,781
                              -----------------  ------------------  ------------------  ------------------
                       Total      $ 42,355,704               15.09%       $ 67,064,798        $ 16,354,719
                              =================  ==================  ==================  ==================

                                                            DECEMBER 31, 2001
                                                            -----------------
                                AVERAGE VALUE      % OF AVERAGE       HIGHEST VALUE AT    LOWEST VALUE AT
MARKET SECTOR                      AT RISK         CAPITALIZATION           RISK                RISK
                              -----------------  ------------------  ------------------  ------------------
Interest Rates                    $ 11,341,553                4.40%       $ 15,415,938         $ 4,063,866
Currencies                          12,972,842                5.04%         21,052,191           8,888,944
Stock Indices                        4,591,785                1.78%          5,976,913           2,768,978
Metals                               2,204,417                0.86%          2,587,900           1,641,300
Agricultural Commodities             1,728,274                0.67%          1,899,426           1,392,352
Energy                               4,967,390                1.93%          6,207,900           2,025,120
                              -----------------  ------------------  ------------------  ------------------
                       Total      $ 37,806,261               14.68%       $ 53,140,268        $ 20,780,560
                              =================  ==================  ==================  ==================

Material Limitations on Value at Risk as an Assessment of Market Risk

               The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. Even comparatively minor losses could cause MLAI LLC to further deleverage or terminate the Partnership's trading. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- gives no indication of this "risk of ruin."

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

               The Partnership controls the non-trading exchange rate risk of its foreign currency balances by regularly converting its foreign currency balances back into U.S. dollars on a weekly basis.

               The Partnership also has non-trading market risk on the approximately 20% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

               The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLAI LLC and JWH(R) for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

               The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.

               INTEREST RATES.
               Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia. MLAI LLC anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

               CURRENCIES.
               The Partnership trades in a large number of currencies. However, the Partnership's major exposures have typically been in the U.S. dollar/ Japanese yen, U.S. dollar/Euro and U.S. dollar/ British pound positions. MLAI LLC does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

               STOCK INDICES.
               The Partnership's primary equity exposure is to G-7 equity index price movements. As of December 31, 2002, the Partnership's primary exposures were in the S&P 200, Nikkei (Japan) and DAX (Germany) stock indices. MLAI LLC anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

               METALS.
               The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although JWH(R) trades base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. However, gold prices can be volatile over this period, and JWH(R) has from time to time taken substantial positions as it has perceived market opportunities to develop. MLAI LLC anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

               AGRICULTURAL COMMODITIES.
               The Partnership's primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2002. In the past, the Partnership has had material market exposure to grains and live cattle and may do so again in the future. However, MLAI LLC anticipates that JWH(R) will maintain an emphasis on soybeans, grains, coffee and sugar, in which the Partnership has historically taken its largest positions.

               ENERGY.
               The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

               The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.

               FOREIGN CURRENCY BALANCES.
               The Partnership's primary foreign currency balances are in Japanese yen, Euro and British pounds.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

               MLAI LLC has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of monitoring JWH(R) with the market risk controls being applied by JWH(R) itself.

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

NON-TRADING RISK

               The Partnership controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars (no less frequently than weekly, and more frequently if a particular foreign currency balance becomes unusually high).

               The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI LLC does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
  ML JWH STRATEGIC ALLOCATION FUND L.P.

Net Income by Quarter
Eight Quarters through December 31, 2002

                                   FOURTH         THIRD          SECOND          FIRST          FOURTH        THIRD
                                  QUARTER        QUARTER        QUARTER         QUARTER        QUARTER       QUARTER
                                    2002           2002           2002            2002           2001          2001
                              ---------------  ------------  -------------  --------------  -------------  -----------
Total Income (Loss)            $(24,722,639)   $73,399,385    $83,302,931   $(19,993,783)   $(3,748,265)   $15,197,138
Total Expenses                    4,810,981     19,128,291     10,252,822      3,648,069      3,765,611      3,802,604
                              ----------------------------------------------------------------------------------------
Net Income (Loss)              $(29,533,620)   $54,271,094    $73,050,109   $(23,641,852)   $(7,513,876)   $11,394,534
                              =============    ===========    ===========   ============    ===========    ===========
Net Income (Loss) per Unit     $     (20.32)   $     37.06    $     48.75   $     (15.79)   $     (5.15)   $      7.79

                                 SECOND          FIRST
                                 QUARTER        QUARTER
                                  2001            2001
                              --------------  -------------
Total Income (Loss)           $(30,596,234)    $36,840,664
Total Expenses                   3,942,075      10,188,068
                             --------------  -------------
Net Income (Loss)             $(34,538,309)    $26,652,596
                             ==============  =============
Net Income (Loss) per Unit    $     (22.87)    $     16.74

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLAI LLC promoted the Partnership and is its controlling person.

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

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        10(a) and 10(b)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

               As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI LLC. Trading decisions are made by JWH(R) on behalf of the Partnership.

               The principal officers and the managers of MLAI LLC and their respective business backgrounds are as follows:

ROBERT M. ALDERMAN      Chairman, Chief Executive Officer and Manager

STEVEN B. OLGIN         Vice President, Chief Administrative Officer and Manager

MICHAEL L. PUNGELLO     Vice President, Chief Financial Officer and Treasurer

               Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chairman, Chief Executive Officer and Manager of MLAI LLC. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of

Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

               Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Adminstrative Officer and Manager of MLAI LLC. He joined MLAI LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

               Michael L. Pungello was born in 1957. Mr. Pungello is Vice President, Chief Financial Officer and Treasurer of MLAI LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master of Business Administration in Finance from New York University in 1987.

               As of December 31, 2002, the principals of MLAI LLC had no investments in the Partnership and MLAI LLC's general partner interest in the Partnership was valued at approximately $3,438,707.

               MLAI LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, John W. Henry & Co./Millburn L.P., and the Partnership. Because MLAI LLC serves as the sole general partner of each of these funds, the officers and managers of MLAI LLC effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI LLC (while still known as MLIM AS LLC) acted as general partner of six public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

        (c)    IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               John W. Henry & Company, Inc. is the trading advisor of the Partnership. Were JWH(R)'s services no longer to be available to the Partnership, the Partnership would, in all likelihood, dissolve.

        (d)    FAMILY RELATIONSHIPS:

               None.

        (e)    BUSINESS EXPERIENCE:

               See Item 10(a) and (b) above.

        (f)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

        (g)    PROMOTERS AND CONTROL PERSONS:

               Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

               The officers of MLAI LLC are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI LLC and Administrative Fees to MLAI LLC. MLAI LLC or its affiliates may also receive certain economic benefits from holding certain of the Partnership's U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLAI LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                                                        AMOUNT OF NATURE OF BENEFICIAL     PERCENT OF
TITLE OF CLASS             NAME OF BENEFICIAL OWNER     ONWERSHIP                          CLASS
------------------------   -------------------------    -------------------------------    -------------
Limited Partners Units     Daniel E. Koshland Jr.                138,935 Units               9.51%
                           P.O. Box 7310
                           Menlo Park, CA 94026

        (b)    SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2002, MLAI LLC owned 15,665 unit-equivalent general partnership interests, which was 1.08% of the total Units outstanding.

        (c)    CHANGES IN CONTROL:

               None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a)    TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP

               All of the service providers to the Partnership, other than JWH(R), are affiliates of Merrill Lynch. Merrill Lynch negotiated with JWH(R) over the level of its advisory fees and Profit Share. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

               The Partnership pays indirectly Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

               Within the Merrill Lynch organization, MLAI LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI LLC controls the management of the Partnership and serves as its promoter. Although MLAI LLC has not sold any assets, directly or indirectly, to the Partnership, MLAI LLC makes substantial profits from the Partnership due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLAI LLC or any of its principals and the Partnership.

               MLAI LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

        (b)    CERTAIN BUSINESS RELATIONSHIPS:

               MLPF&S, an affiliate of MLAI LLC, acts as the principal commodity broker for the Partnership.

               In 2002, the Partnership expensed: (i) Brokerage Commissions of $16,830,711 to the Commodity Broker, which included $5,835,866 in Management Fees paid by the Commodity Broker to JWH(R); and (ii)

Administrative Fees of $731,770 to MLAI LLC. In addition, MLAI LLC and its affiliates derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLAI LLC affiliates and the Partnership.

        (c)    INDEBTEDNESS OF MANAGEMENT:

               The Partnership is prohibited from making any loans, to management or otherwise.

        (d)    TRANSACTIONS WITH PROMOTERS:

               Not applicable.

ITEM 14: CONTROLS AND PROCEDURES

               Merrill Lynch Alternative Investments LLC, the General Partner of ML JWH Strategic Allocation Fund L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)1.     FINANCIAL STATEMENTS:                                                               PAGE
                  --------------------                                                                ----
                  Independent Auditors' Report                                                           1

                  Consolidated Statements of Financial Condition as of December 31, 2002 and 2001        2

                  For the years ended December 31, 2002, 2001 and 2000:
                           Consolidated Statements of Operations                                         3
                           Consolidated Statements of Changes in Partners' Capital                       4

                  Financial Data Highlights for the year ended December 31, 2002                         5

                  Notes to Consolidated Financial Statements                                          6-11

        (a)2.8(d) FINANCIAL STATEMENT SCHEDULES:

                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         (a)3.    EXHIBITS:

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION:      DESCRIPTION
-----------       -----------
1.01              Form of Selling Agreement among the Registrant, MLIM AS LLC,
                  MLPF&S and JWH(R).

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

10.02 Form of Customer Agreement between the Registrant's joint venture with JWH(R)and MLPF&S

EXHIBIT 10.02: Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.

10.03             Foreign Exchange Desk Service Agreement among Merrill Lynch
                  Investment Bank, MLIM AS LLC, MLPF&S and the Partnership.

EXHIBIT 10.03: Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.04             Joint Venture Agreement Amendment among JWH(R)and the
                  Partnership.

EXHIBIT 10.04: Is incorporated herein by reference from Exhibit 10.04 contained in the Registrant's Form 10-K for the fiscal year ended December 31, 2001, filed on March 30, 2002.

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

10.07 Form of Custody Agreement among the Registrant's joint venture with JWH(R)and MLPF&S

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

13.01             2002 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:    Is filed herewith.

28.01             Prospectus of the Partnership dated March 31, 2003.

EXHIBIT 28.01: Is incorporated herein by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No.
                  333-80509) on Form S-1, effective March 31, 2003.

        (b)       REPORT ON FORM 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ML JWH STRATEGIC ALLOCATION FUND L.P.

                                   By: MERRILL LYNCH ALTERNATIVE INVESTMENTS
                                       LLC
                                        General Partner

                                   By: /s/Robert M. Alderman
                                       ---------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                     TITLE                                                        DATE
---------                     -----                                                        ----
/s/Robert M. Alderman         Chairman, Chief Executive Officer and Manager                March 31, 2003
---------------------         (Principal Executive Officer)
Robert M. Alderman

/s/Steven B. Olgin            Vice President, Chief Administrative Officer and Manager     March 31, 2003
------------------
Steven B. Olgin

/s/Michael L. Pungello        Vice President, Chief Financial Officer and Treasurer        March 31, 2003
----------------------        (Principal Financial and Accounting Officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS  General Partner of Registrant                       March 31, 2003
   LLC

By: /s/ Robert M. Alderman
    -----------------------
    Robert M. Alderman

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Robert M. Alderman, certify that:

1. I have reviewed this annual report on Form 10-K of ML JWH Strategic Allocation Fund L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of ML JWH Strategic Allocation Fund L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: March 31, 2003

-------------------------
By By /s/ ROBERT M. ALDERMAN
   -------------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this annual report on Form 10-K of ML JWH Strategic Allocation Fund L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of ML JWH Strategic Allocation Fund L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: March 31, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 2002 FORM 10-K

                                INDEX TO EXHIBITS

                    EXHIBIT
                    -------
Exhibit 13.01       2002 Annual Report and Independent Auditors' Report