Form 10-Q
period 2003-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2003-05-15
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003
                                --------------

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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                         March 31,      December 31,
                                                           2003             2002
                                                        (unaudited)
                                                       -------------   -------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                           $ 437,303,351    $ 309,093,654
    Net unrealized profit on open contracts              (15,756,505)      33,411,491
Accrued interest                                             405,899          338,254

Subscriptions receivable                                       6,831                -
                                                       -------------    -------------

                TOTAL                                  $ 421,959,576    $ 342,843,399
                                                       =============    =============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                      $   2,021,762    $   1,546,360
    Profit share payable                                   5,574,031       20,144,968
    Redemptions payable                                    5,581,074        2,554,115
    Ongoing offering costs payable                            41,667           12,500
    Administrative fees payable                               87,903           67,233
                                                       -------------    -------------

            Total liabilities                             13,306,437       24,325,176
                                                       -------------    -------------

MINORITY INTEREST                                            253,257          220,555

PARTNERS' CAPITAL:
General Partner (15,836 and 15,665 Units)                  3,990,434        3,438,707
Limited Partner (1,604,895 and 1,434,337 Units)          404,409,448      314,858,961
                                                       -------------    -------------

            Total partners' capital                      408,399,882      318,297,668
                                                       -------------    -------------

                TOTAL                                  $ 421,959,576    $ 342,843,399
                                                       =============    =============

NET ASSET VALUE PER UNIT
(Based on 1,620,731 and 1,450,002 Units outstanding)   $      251.98    $      219.52
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                 For the three     For the three
                                                 months ended      months ended
                                                   March 31,         March 31,
                                                     2003              2002
                                                --------------    --------------
REVENUES:
    Trading income (loss):
      Realized                                  $  106,628,926    $   (8,937,790)
      Change in unrealized                         (49,194,206)      (11,946,914)
                                                --------------    --------------

            Total trading results                   57,434,720       (20,884,704)
                                                --------------    --------------

     Interest income                                 1,101,654           890,921
                                                --------------    --------------

            Total revenues                          58,536,374       (19,993,783)
                                                --------------    --------------
EXPENSES:
    Administrative fees                                257,043           152,263
    Brokerage commissions                            5,911,988         3,502,038
    Ongoing offering expense                           125,000                 -
                                                --------------    --------------

            Total expenses                           6,294,031         3,654,301
                                                --------------    --------------

    NET INCOME (LOSS) BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                         52,242,343       (23,648,084)

    Profit share allocation                         (5,685,056)           (9,639)
    Minority interest in (income) loss                 (32,703)           15,871
                                                --------------    --------------

NET INCOME (LOSS)                               $   46,524,584    $  (23,641,852)
                                                ==============    ==============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                  1,556,498         1,497,586
                                                ==============    ==============

    Net income (loss) per weighted average
     General Partner and Limited Partner Unit   $        29.89    $       (15.79)
                                                ==============    ==============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
               For the three months ended March 31, 2003 and 2002
               --------------------------------------------------
                                   (unaudited)

                                          General         Limited
                          Units           Partner         Partners           Total
                      -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
  December 31, 2001       1,494,282    $   2,556,954    $ 251,420,036    $ 253,976,990

Additions                    25,813                -        4,298,845        4,298,845

Net loss                          -         (237,691)     (23,404,161)     (23,641,852)

Redemptions                 (51,734)               -       (8,262,534)      (8,262,534)
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  March 31, 2002          1,468,361    $   2,319,263    $ 224,052,186    $ 226,371,449
                      =============    =============    =============    =============

PARTNERS' CAPITAL,
  December 31, 2002       1,450,002    $   3,438,707    $ 314,858,961    $ 318,297,668

Additions                   211,339           46,133       54,006,002       54,052,135

Net income                        -          505,594       46,018,990       46,524,584

Redemptions                 (40,610)               -      (10,474,505)     (10,474,505)
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  March 31, 2003          1,620,731    $   3,990,434    $ 404,409,448    $ 408,399,882
                      =============    =============    =============    =============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)
                                   -----------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P (the "Partnership") as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI LLC"), formerly MLIM Alternative Strategies LLC, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of John W. Henry & Co., Inc., ("JWH(R)"), the trading advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Consolidated Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

                       MONTH-END NET ASSET VALUE PER UNIT

           -------------------------------------------------------
                           Jan            Feb           Mar
           -------------------------------------------------------
              2002       $168.42        $162.64       $154.17
           -------------------------------------------------------
              2003       $251.24        $269.78       $251.98
           -------------------------------------------------------

     PERFORMANCE SUMMARY

     January 1, 2003 to March 31, 2003

     The Partnership experienced gains in the interest rate, energy, stock index and currency sectors and losses in the metals and agricultural commodity sectors. Overall, for the quarter, the Partnership experienced a positive rate of return of almost 15%.

     Interest rate futures were the best performers for the quarter. Interest rates continued to push lower as economic data for the fourth quarter announced an annual growth rate for the economy of about 1% for 2002. Consumer spending and confidence remained low and even the housing market stumbled in March. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict triggered the liquidation of many fixed income investments hurting long exposures.

     Energy was also a strong performer for the quarter. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day citing expected severely cold weather and supply shortages. Prices plummeted within a week of the start of the war with Iraq, causing the loss of almost half of the profits earned in January and February.

     Trading in stock indices posted gains for each of the months in the quarter. European stock markets attempted to start the year with some optimism only to succumb to eroding prices throughout the quarter. Global economies suffered throughout the quarter, however in mid-March the equities market did react with the currency and fixed income markets. Equities appeared to be more in tune to the overall market fundamental and were quick to resume their downward trend.

     The currency forward and futures trading had gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S dollar positions against other currencies. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

     The metals sector had slight losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. The Partnership sustained losses in February as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February with the announcement that the German Bundesbank had sold a portion of its gold reserves. Industrial metals markets were choppy throughout the quarter.

     Trading in agricultural commodities posted losses for the quarter. The Partnership held positions in sugar, corn, wheat, cocoa, coffee and the soybean complex. Agricultural trading represents about 5% of the Partnership's trading.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

     Item 4. Controls and Procedures

     Merrill Lynch Alternative Investments LLC, formerly MLIM Alternative Strategies LLC, the General Partner of ML JWH Strategic Allocation Fund L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLAI LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. As of March 31, 2003, the Partnership has sold 4,054,996 units of limited partnership interest, with an aggregate price of $555,894,135.

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

Reports on Form 8-K.

          There were no reports on Form 8-K filed during the first three months of fiscal 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 By: MERRIL LYNCH ALTERNATIVE
                                     INVESTMENTS  LLC
                                     (General Partner)




Date:  May 15, 2003          By  /s/ ROBERT M. ALDERMAN
                                 ----------------------
                                 Robert M. Alderman
                                 Chairman, Chief Executive Officer and Manager
                                 (Principal Executive Officer)




Date:  May 15, 2003          By /s/ MICHAEL L. PUNGELLO
                                -----------------------
                                Michael L. Pungello
                                Vice President, Chief Financial Officer
                                and Treasurer
                                (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Robert M. Alderman, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

-------------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.

Date: May 15, 2003

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

--------------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.

Date: May 15, 2003
--------------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)