Form 10-Q
period 2003-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2003-08-13
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                          JUNE 30,       DECEMBER 31,
                                                            2003             2002
                                                        (UNAUDITED)
                                                       -------------    -------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premium                           $ 551,019,000    $ 309,093,654
    Net unrealized profit on open contracts              (38,827,841)      33,411,491
Accrued interest                                             457,383          338,254
Subscriptions receivable                                       7,293                -
                                                       -------------    -------------

                TOTAL                                  $ 512,655,835    $ 342,843,399
                                                       =============    =============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                      $   2,428,738    $   1,546,360
    Profit share payable                                   5,793,172       20,144,968
    Redemptions payable                                    3,706,570        2,554,115
    Ongoing offering costs payable                           105,597           12,500
    Administrative fees payable                              105,597           67,233
                                                       -------------    -------------

            Total liabilities                             12,139,674       24,325,176
                                                       -------------    -------------

MINORITY INTEREST                                            250,295          220,555

PARTNERS' CAPITAL:
General Partner (18,883 and 15,665 Units)                  4,699,601        3,438,707
Limited Partners (1,991,182 and 1,434,337 Units)         495,566,265      314,858,961
                                                       -------------    -------------

            Total partners' capital                      500,265,866      318,297,668
                                                       -------------    -------------

                TOTAL                                  $ 512,655,835    $ 342,843,399
                                                       =============    =============

NET ASSET VALUE PER UNIT
(Based on 2,010,065 and 1,450,002 Units outstanding)   $      248.88    $      219.52
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                 FOR THE THREE    FOR THE THREE     FOR THE SIX      FOR THE SIX
                                                  MONTHS ENDED     MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                                    JUNE 30,        JUNE 30,         JUNE 30,         JUNE 30,
                                                      2003            2002             2003             2002
                                                 -------------    -------------    -------------    -------------
REVENUES:
    Trading profit (loss):
      Realized                                   $  20,257,853    $  35,109,295    $ 126,886,779    $  26,171,505
      Change in unrealized                         (23,052,482)      47,262,771      (72,246,688)      35,315,857
                                                 -------------    -------------    -------------    -------------

            Total trading results                   (2,794,629)      82,372,066       54,640,091       61,487,362
                                                 -------------    -------------    -------------    -------------

    Interest income                                  1,360,271          930,865        2,461,925        1,821,786
                                                 -------------    -------------    -------------    -------------

            Total revenues                          (1,434,358)      83,302,931       57,102,016       63,309,148
                                                 -------------    -------------    -------------    -------------

EXPENSES:
    Administrative fees                                314,949          166,879          571,992          319,142
    Brokerage commissions                            7,243,821        3,838,217       13,155,809        7,340,255
    Ongoing offering expense                           314,949                -          439,949                -
                                                 -------------    -------------    -------------    -------------

            Total expenses                           7,873,719        4,005,096       14,167,750        7,659,397
                                                 -------------    -------------    -------------    -------------

    INCOME (LOSS) BEFORE MINORITY
      INTEREST AND PROFIT SHARE ALLOCATION          (9,308,077)      79,297,835       42,934,266       55,649,751

    Profit Share Allocation                           (108,116)      (6,198,706)      (5,793,172)      (6,208,345)
    Minority Interest in (income) loss                   2,963          (49,020)         (29,740)         (33,149)
                                                 -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                $  (9,413,230)   $  73,050,109    $  37,111,354    $  49,408,257
                                                 =============    =============    =============    =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
      and Limited Partners Units outstanding         1,911,781        1,498,414        1,734,141        1,498,000
                                                 =============    =============    =============    =============

    Net income (loss) per weighted average
      General Partner and Limited Partner Unit   $       (4.92)   $       48.75    $       21.40    $       32.98
                                                 =============    =============    =============    =============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
                 For the six months ended June 30, 2003 and 2002
                 -----------------------------------------------
                                   (unaudited)

                                          GENERAL          LIMITED
                          UNITS           PARTNER         PARTNERS          TOTAL
                      -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
  December 31, 2001       1,494,282    $   2,556,954    $ 251,420,036    $ 253,976,990

Additions                    79,465           89,419       12,546,928       12,636,347

Net income                        -          514,447       48,893,810       49,408,257

Redemptions                (100,266)               -      (16,954,028)     (16,954,028)
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  June 30, 2002           1,473,481    $   3,160,820    $ 295,906,746    $ 299,067,566
                      =============    =============    =============    =============

PARTNERS' CAPITAL,
  December 31, 2002       1,450,002    $   3,438,707    $ 314,858,961    $ 318,297,668

Additions                   640,918          908,191      164,892,965      165,801,156

Net income                        -          385,103       36,726,251       37,111,354

Redemptions                 (80,855)         (32,400)     (20,911,912)     (20,944,312)
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  June 30, 2003           2,010,065    $   4,699,601    $ 495,566,265    $ 500,265,866
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (A Delaware Limited Partnership)
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH(R), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice or trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

      -----------------------------------------------------------------------
                JAN.       FEB.       MAR.      APR.       MAY        JUN.
      -----------------------------------------------------------------------
       2002   $ 168.42   $ 162.64   $ 154.17   $ 155.57  $ 168.98   $ 202.97
      -----------------------------------------------------------------------
       2003   $ 251.24   $ 269.78   $ 251.98   $ 258.85  $ 272.23   $ 248.88
      -----------------------------------------------------------------------

Performance Summary

JANUARY 1, 2003 TO JUNE 30, 2003

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

April 1, 2003 to June 30, 2003

The Partnership experienced gains in the stock index, interest rate, and currency sectors and losses in the agricultural commodity, energy and metal sectors. Overall, for the quarter, the Partnership experienced losses.

Trading in the stock index sector was profitable for the Partnership. After a volatile April and May, a rally in the Nikkei started in June after the Bank of Japan was proactive in helping the distressed Japanese banking group, Resona Holdings Inc. This helped to inject confidence in the Japanese financial system which contributed to gains in this sector for June.

Interest rate futures were a strong performer for the quarter. The majority of the profits from this sector came from the Japanese ten-year Government Bonds, which continues to be a very vibrant market for trading, as the Japanese economy falls further into the economic abyss. A turn in the market and increasing yields hurt performance in June, particularly in the longer end of the yield curve.

Stock indices trading posted gains for the quarter. The bulk of the profits in April and May were attributed to a weakening U.S. dollar although some profits were given back in June as the trend reversed. The past few months have witnessed investors seeking higher yields than readily available in U.S. dollar denominated assets. This has led to the sale of U.S. dollars against major currencies.

Agricultural commodities trading was not profitable for the Partnership this quarter. Trading was volatile during the quarter with the largest contributors being coffee, cotton and cocoa.

The energy sector posted losses this quarter. The sector had a positive return in April which was reversed and overshadowed by negative results for May and June. The vast majority of the losses occurred in natural gas, which was very volatile during June. Recent cooler weather in the northern states and the largest storage injection on record in the U.S. released on June 20th reversed the market, pushing it to the lows of the month. Crude oil was also down for the month in volatile trading.

The metals sector was the worst performer for the quarter. After rallying for most of April and May, gold fell by over 5% in June. The other components were also down due to the inability of other metals to trend in this environment.

JANUARY 1, 2002 TO JUNE 30, 2002

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

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. As of June 30, 2003, the Partnership has sold 4,695,914 units of limited partnership interest, with an aggregate price of $721,695,292.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

             (a) Exhibits

             There are no exhibits required to be filed as part of this report.

             (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the first six months of fiscal 2003.

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


                                ML JWH STRATEGIC ALLOCATION FUND L.P.

                                   By: MERRIL LYNCH ALTERNATIVE
                                        INVESTMENTS  LLC
                                         (General Partner)


Date: August 14, 2003           By /s/ ROBERT M. ALDERMAN
                                   ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date: August 14, 2003           By /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

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

Date: August 14, 2003

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

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: August 14, 2003

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

Date: August 14, 2003

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

                                  EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: August 14, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)