Form 10-Q
period 2003-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2003-11-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-28928

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

             Delaware                                  13-3887922
 -----------------------------             --------------------------------
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

                                  609-282-6996
                  --------------------------------------------
              (Registrant's telephone number, including area code)

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
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  2003               2002
                                                              (UNAUDITED)
                                                            -----------------   -----------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and options premium                                   $   556,233,245     $   309,093,654
  Net unrealized profit on open contracts                         26,239,871          33,411,491
Accrued interest                                                     485,573             338,254
Subscriptions receivable                                              18,498                   -
                                                            -----------------   -----------------

      Total assets                                           $   582,977,187     $   342,843,399
                                                            =================   =================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                              $     2,765,532     $     1,546,360
  Profit share payable                                             5,827,067          20,144,968
  Redemptions payable                                              1,722,051           2,554,115
  Ongoing offering costs payable                                     120,241              12,500
  Administrative fees payable                                        120,241              67,233
                                                            -----------------   -----------------

      Total liabilities                                           10,555,132          24,325,176
                                                            -----------------   -----------------

MINORITY INTEREST                                                    234,402             220,555

PARTNERS' CAPITAL:
  General Partner (23,142 and 15,665 Units)                        5,390,463           3,438,707
  Limited Partners (2,433,336 and 1,434,337 Units)               566,797,190         314,858,961
                                                            -----------------   -----------------

      Total partners' capital                                    572,187,653         318,297,668
                                                            -----------------   -----------------

        TOTAL                                                $   582,977,187     $   342,843,399
                                                            =================   =================

NET ASSET VALUE PER UNIT
  (Based on 2,456,478 and 1,450,002 Units outstanding)       $        232.93     $        219.52
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                      FOR THE THREE      FOR THE THREE        FOR THE NINE        FOR THE NINE
                                                       MONTHS ENDED       MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                          2003               2002                2003                2002
                                                    ----------------    ----------------    ----------------    ----------------
REVENUES:
  Trading income (loss):
    Realized                                         $  (97,324,839)     $   94,319,676      $   29,561,940      $  120,491,181
    Change in unrealized                                 65,082,543         (22,453,299)         (7,164,145)         12,862,558
                                                    ----------------    ----------------    ----------------    ----------------

      Total trading results                             (32,242,296)         71,866,377          22,397,795         133,353,739
                                                    ----------------    ----------------    ----------------    ----------------

  Interest income                                         1,391,373           1,533,008           3,853,298           3,354,794
                                                    ----------------    ----------------    ----------------    ----------------

      Total revenues                                    (30,850,923)         73,399,385          26,251,093         136,708,533
                                                    ----------------    ----------------    ----------------    ----------------

EXPENSES:
  Administrative fees                                       363,257             215,463             935,249             534,605
  Brokerage commissions                                   8,354,913           4,955,662          21,510,722          12,295,917
  Ongoing offering expense                                  363,257              37,500             803,206              37,500
                                                    ----------------    ----------------    ----------------    ----------------

      Total expenses                                      9,081,427           5,208,625          23,249,177          12,868,022
                                                    ----------------    ----------------    ----------------    ----------------

  INCOME (LOSS) BEFORE MINORITY
  INTEREST AND PROFIT SHARE
  ALLOCATION                                            (39,932,350)         68,190,760           3,001,916         123,840,511

  Profit Share Allocation                                   (33,895)        (13,882,433)         (5,827,067)        (20,090,778)
  Minority Interest in (income) loss                         15,894             (37,233)            (13,846)            (70,382)
                                                    ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS)                                    $  (39,950,351)     $   54,271,094      $   (2,838,997)     $  103,679,351
                                                    ================    ================    ================    ================

NET INCOME (LOSS) PER UNIT:

  Weighted average number of General Partner
    and Limited Partners Units outstanding                2,348,237           1,464,316           1,938,837           1,486,772
                                                    ================    ================    ================    ================

  Net income (loss) per weighted average
    General Partner and Limited Partner Unit         $       (17.01)     $        37.06      $        (1.46)     $        69.73
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
              For the nine months ended September 30, 2003 and 2002
              -----------------------------------------------------
                                   (unaudited)


                                                        GENERAL             LIMITED
                                     UNITS              PARTNER             PARTNERS              TOTAL
                                ----------------    ----------------    ----------------    ----------------
PARTNERS' CAPITAL,
  December 31, 2001                   1,494,282      $    2,556,954      $  251,420,036      $  253,976,990

Additions                               132,329             100,924          24,012,884          24,113,808

Net income                                    -           1,091,950         102,587,401         103,679,351

Redemptions                            (201,032)                  -         (39,624,800)        (39,624,800)
                                ----------------    ----------------    ----------------    ----------------

PARTNERS' CAPITAL,
  September 30, 2002                  1,425,579      $    3,749,828      $  338,395,521      $  342,145,349
                                ================    ================    ================    ================

PARTNERS' CAPITAL,
  December 31, 2002                   1,450,002      $    3,438,707      $  314,858,961      $  318,297,668

Additions                             1,131,423           1,966,291         286,643,300         288,609,591

Net income (loss)                             -              17,865          (2,856,862)         (2,838,997)

Redemptions                            (124,947)            (32,400)        (31,848,209)        (31,880,609)
                                ----------------    ----------------    ----------------    ----------------

PARTNERS' CAPITAL,
  September 30, 2003                  2,456,478      $    5,390,463      $  566,797,190      $  572,187,653
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Partnership has certain risks, which can not be presented on the consolidated financial statements. The following summarizes some of those risks.

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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of John W. Henry & Company ("JWH(R)"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice or trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                       MONTH-END NET ASSET VALUE PER UNIT

                    JAN        FEB        MAR        APR       MAY        JUN        JUL       AUG        SEP
          ----------------------------------------------------------------------------------------------------
          2002    $168.42    $162.64    $154.17    $155.57   $168.98    $202.97    $217.66   $226.06   $240.00
          ----------------------------------------------------------------------------------------------------
          2003    $251.24    $269.78    $251.98    $258.85   $272.23    $248.88    $247.63   $256.91   $232.93
          ----------------------------------------------------------------------------------------------------

Performance Summary

January 1, 2003 to September 30, 2003
-------------------------------------

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

The currency forward and futures trading had gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

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

July 1, 2003 to September 30, 2003

The Partnership was profitable in the stock index and metals sectors and unprofitable in the interest rate, currency, agricultural commodities and energy sectors. Overall, the Partnership incurred losses for the quarter.

Trading in stock indices provided the Partnership with profits for the quarter. Most major stock indices were higher in July and August, however, it appeared that they did so in an almost reluctant fashion. This could be the effect of some of the lingering problems that still exist in the U.S., such as the large current account deficit, low savings rate, and excess corporate and personal debt. Better than expected earnings in the U.S. and increased foreign investment in Japan bolstered both the U.S. Nasdaq market and Japan's Osaka Nikkei market. The reluctant rise in global equities for the past few months reversed in September under the weight of the renewed skepticism of a global economic recovery causing the Partnership to return some profits.

The metals sector was also profitable for the quarter. Gold performed negatively in July since it had been trading in lock step with the euro for the past few months. The strength in the U.S. dollar and weakness in the euro has translated into lower gold prices. Gold's performance turned around in August and September on renewed buying interest from the speculative community and because of anticipated higher inflation as a result of the Federal Reserve's monetary policy and the U.S.'s increased budget deficits. The base metal complex had mixed results for the quarter due to volatile conditions which made trading difficult.

Interest rate futures trading incurred losses for the Partnership. The upward trend in bond prices that began in April of this year has ended. Economic releases, particularly in the U.S., have been positive. The Institute for Supply Management Index registered over 50 in July (51.8) for the first time since February. The Federal Reserve's Beige Book released at the end of the July showed improvement in U.S. manufacturing activity and new orders in June and July. Unfortunately, not all of the good economic news was to the Partnership's benefit. The optimism in Japan sent the price of the ten-year government bond spiraling down from massive liquidation as the ten-year interest rate tripled. This created the large losses in July, however the Partnership capitalized on the plummeting prices of Japanese ten-year government bonds in August. Unfortunately, the recovery of the Japanese ten-year government bonds in September caused great losses for the Partnership. Losses for the quarter were also generated from the U.S. ten-year and 30-year bonds and the European bunds.

Trading in the currency sector was unprofitable. Large losses were posted for July due to positive economic news in the U.S., which helped to strengthen the U.S. dollar. The currency sector rebounded in August and September. The U.S. dollar strengthened against most major currencies, with the exception of the Japanese yen. The U.S. dollar lost strength against the Japanese yen because the Bank of Japan did not intervene in the market, as it has done for most of the year, supporting a weak Japanese yen policy, and inflows for Japanese securities were up dramatically during August. During September, the Group of Seven stated that exchange rates should reflect economic fundamentals and that there should be greater flexibility in exchange rates, particularly in Asian currencies. The immediate reaction was a weakening of the U.S. dollar against most major currencies changing the market direction again, creating a difficult trading environment.

Trading in agricultural commodities incurred losses for the Partnership for the quarter. The downward trend in grains that started in June reversed in the beginning of August due to harsh weather conditions. This diminished prospects for a large harvest season, forcing the speculators to cover short positions. Corn and cotton suffered the largest losses. New York sugar also incurred a loss due to heavy Brazilian producer selling, forcing the market down. Live cattle continued an upward trend and produced positive results for this quarter. Soybeans, bean oil and soy meal continue to trend higher due to lower U.S. production and increased global demand.

The energy sector was the most unprofitable sector for the quarter. Gains in July and August were reversed sharply in September. On September 24th, OPEC agreed to cut quotas by 900,000 barrels a day in order to stabilize the price of oil. This surprise announcement quickly reversed the previous downtrend, sending prices higher. However, this announcement had no effect on natural gas, which continues to trend lower due to increasing inventories and favorable climate conditions. Unfortunately, the profits in natural gas were not enough to compensate for the losses in crude oil, heating oil, London gas oil and unleaded gas.

January 1, 2002 to September 30, 2002
-------------------------------------

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

July 1, 2002 to September 30, 2002

Economic numbers in the United States suggested that the economy was stabilizing, however, consumer confidence continued to deteriorate fueling the bond rallies in the quarter. As the U.S. economy slowed down, the rest of the world also suffered. Economists continued to revise their world growth estimates for 2003 downward under 4%. Consequently, the interest rate sector was the best performing sector for the quarter. Interest rate trading represented 30% of the trading in the Partnership. The sector brought in gross returns of over 20% for the quarter.

Equity markets were under heavy pressure from poor corporate earnings, accounting irregularities and a general global economic slowdown. Volatility was at a high level, keeping bargain hunters from re-entering the markets. All components of the stock index sector, which represents 13% of the trading in the Partnership, were up, making this the second most profitable sector for the quarter.

Volatile energy markets kept profits low in this sector until September when more distinct profits were produced. Energy represented 17% of the Partnership's trading. Crude oil continued to climb as possible military conflict in Iraq looms. Inventories were showing a decline in storage facilities. The level at the end of the quarter was the lowest since the data started to be collected in 1984. The inventory tightness could have been explained by the recent government stockpiling by the U.S., Japan, China and Europe, counteracting any production disruption attempt by Iraq. Natural gas was also strong during September as the hurricane season kicked up in the Gulf of Mexico.

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

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. As of September 30, 2003, the Partnership has sold 5,186,279 units of limited partnership interest, with an aggregate price of $844,465,614.

          Effective October 14, 2003, the Partnership registered an additional 2,738,667 units of limited partnership interest.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

             (a) Exhibits

             There are no exhibits required to be filed as part of this report.

             (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the first nine months of fiscal 2003.

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


                               ML JWH STRATEGIC ALLOCATION FUND L.P.


                                 By: MERRIL LYNCH ALTERNATIVE
                                      INVESTMENTS  LLC
                                       (General Partner)


Date: November 14, 2003        By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                 Robert M. Alderman
                                 Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date: November 14, 2003        By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

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

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: November 14, 2003

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

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: November 14, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)