Form 10-K
period 2003-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2004-03-30
CIK 1005177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2003
                                       or
                 / / Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes /X/    No / /
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)
                                                               Yes / /    No /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: as of February 1, 2004, limited partnership units with an aggregate net asset value of $752,720,511 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2003 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2003, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-800-765-0995.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                       ANNUAL REPORT FOR 2003 ON FORM 10-K

                                TABLE OF CONTENTS

TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                                     PART I

Item 1.     Business.....................................................................................   1

Item 2.     Properties...................................................................................   8

Item 3.     Legal Proceedings............................................................................   9

Item 4.     Submission of Matters to a Vote of Security Holders..........................................   9

                                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................   9

Item 6.     Selected Financial Data......................................................................  10

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........  12

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...................................  16

Item 8.     Financial Statements and Supplementary Data..................................................  21

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  21

Item 9A.    Controls and Procedures......................................................................  21

                                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................  22

Item 11.    Executive Compensation.......................................................................  23

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters...............................................  23

Item 13.    Certain Relationships and Related Transactions...............................................  24

Item 14.    Principal Accountant Fees and Services.......................................................  25

                                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  26

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

          Merrill Lynch Alternative Investments LLC ("MLAI LLC"), formerly MLIM Alternative Strategies LLC ("MLIM AS LLC") is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker. As used herein, the capitalized term "MLAI LLC" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

          JWH(R) has been the sole trading advisor for the Partnership since inception. JWH(R) manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH(R) trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $2.081 billion in client capital as of December 31, 2003.

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

          As of December 31, 2003, the aggregate Net Asset Value of the Partnership was $695,477,407, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $235.60.

          Through December 31, 2003, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

     (b)  FINANCIAL INFORMATION ABOUT SEGMENTS:

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS:

          GENERAL

          The Partnership trades in the international futures, options on futures and forward markets applying the multiple proprietary trading strategies ("Programs") of JWH(R). In managing the Partnership's trading, JWH(R) uses its "JWH(R) Strategic Allocation Program" in which JWH(R) selects, allocates and reallocates Partnership assets in any different combinations of, its JWH(R) Programs. The Partnership's primary objective is achieving, through speculative trading, substantial long-term capital appreciation. At the same time, the use of multiple JWH(R) Programs has the potential to reduce the expected volatility and risk of loss, which would typically be associated with the use of any single Program.

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

LEVERAGE CONSIDERATIONS

          The larger the Partnership's market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which the Partnership is said to be trading. In general, the larger the Partnership's market commitment; the profit potential increases, as well as risk of loss. JWH(R) adjusts the Partnership's market commitment to levels, which JWH(R) believes are consistent with the Partnership's desired internal risk/reward profile. For example, in volatile markets, JWH(R) might decide -- in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential -- that the positions ordinarily appropriate for a $50 million allocation are all a $75 million allocation should acquire. On the other hand, market factors might cause JWH(R) to decide -- in order to increase market exposure and, accordingly, profit potential as well as risk of loss -- that the positions ordinarily indicated for a $100 million allocation are appropriate for an allocation of only $50 million.

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

JOHN W. HENRY & COMPANY, INC.

BACKGROUND

          John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John W. Henry & Co., Inc. to conduct business as a commodity-trading advisor. JWH(R)reincorporated in Florida in 1997. JWH(R)'s principal offices are at 301 Yamato Road, Suite 2200, Boca Raton, Florida, 33431-4931. JWH(R)'s registration as a commodity-trading advisor became effective in November 1980. JWH(R)is a member of the National Futures Association ("NFA") in this capacity.

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

          JWH(R)'s historical performance demonstrates that, because trends often last longer than most market participants expect significant returns can be generated from positions held over a long period of time. The first step in the JWH(R) investment process is the identification of a price trend. JWH(R) focuses on attempting to implement a trading methodology, which identifies a majority of the significant, as opposed to the more numerous small, price trends in a given market.

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

          The greatest cumulative percentage decline in daily net asset value, which JWH(R) has experienced in any single program, was nearly sixty percent on a composite basis since its inception. Investors in the Partnership should understand that similar or greater drawdowns are possible in the future.

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

          All cash in a JWH(R) investment program is available to be used to trade in a JWH(R) program. The amounts committed to margin will vary from time to time. As capital in each JWH(R) trading program increases, additional emphasis and weighting may be placed on certain markets, which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH(R) may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLAI LLC will generally not be informed of any such changes.

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

          THE JOINT VENTURE AGREEMENT

          The advisory arrangement between the Partnership and JWH(R) is a joint venture ("Joint Venture"), a general partnership structure. The Joint Venture Agreement terminates December 31, 2004 subject to automatic one-year renewals, unless either the Partnership or JWH(R) elects not to renew.

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

          JWH(R) originally invested $100,000 in the Joint Venture. As of December 31, 2003. JWH(R)'s investment was valued at $237,332.

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

          MARKET TYPES.
          The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

     CHARGES

     The following table summarizes the charges incurred by the Fund during 2003, 2002 and 2001.

                                        2003                                2002                                2001
                         ---------------------------------------------------------------------------------------------------------
                                              % OF AVERAGE                       % OF AVERAGE                       % OF AVERAGE
                                DOLLAR        MONTH-END NET        DOLLAR        MONTH-END NET         DOLLAR       MONTH-END NET
       CHARGES                  AMOUNT           ASSETS            AMOUNT           ASSETS             AMOUNT           ASSETS
----------------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions              $       30,474,397        6.04%     $      16,830,711       5.99%       $      15,061,052       5.85%
Administrative Fees               1,699,677        0.33%               731,770       0.26%                 654,829       0.25%
Ongoing Offering Costs            1,198,256        0.24%                75,000       0.03%                       -           -

                         ---------------------------------------------------------------------------------------------------------
Total                    $       33,372,330        6.61%     $      17,637,481       6.28%       $      15,715,881       6.10%
                         =========================================================================================================

          The Partnership's average month-end Net Assets during 2003, 2002 and 2001 equaled $504,717,470, $280,746,315, and $257,523,703, respectively.

          In addition to the above charges, the Partnership and JWH(R) share in the profits of the Joint Venture based on equity provided that, 20% of the Joint Venture's quarterly New Trading Profits are allocated to JWH(R). For the years ended December 31, 2003, 2002 and 2001, JWH(R) received a profit share allocation of $5,790,782, $20,054,827, and $5,861,385 and earned interest of $49,985, $98,031, and $124,838 on such amounts, respectively.

                         DESCRIPTION OF CURRENT CHARGES

          The Partnership is subject to the following charges and priority profit allocation ("Profit Share"):

RECIPIENT                   NATURE OF PAYMENT                  AMOUNT OF PAYMENT
---------                         -----------                        -----------
MLPF&S                         Brokerage commissions            A flat rate, monthly brokerage commissions of 0.479 of
                                                                1% of the Joint Venture's month-end assets (a 5.75%
                                                                annual rate).

                                                                During 2003 2002 and 2001, the round-turn (each purchase
                                                                and sale or sale and purchase of a single futures
                                                                contract) equivalent rate of the Partnership's flat-rate
                                                                brokerage commissions was approximately $117, $127, and
                                                                $98.

MLPF&S                         Use of Partnership assets        MLPF&S may derive certain economic benefit from the
                                                                deposit of certain of the Partnership's U.S. dollar
                                                                Available Assets in offset accounts.

MLAI LLC                       Administrative Fee               A monthly administrative fee of 0.021 of 1% (a 0.25%
                                                                annual rate) of the Joint Venture's month-end assets is
                                                                paid to MLAI LLC, which pays all routine administrative
                                                                expenses of the Joint Venture, other than the
                                                                Partnership's ongoing offering costs and the actual cost
                                                                of the State of New Jersey annual filing fee. This
                                                                filing fee is assessed on a per partner basis with a
                                                                maximum charge of $250,000 per year.

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

          The Partnership's office is the office of MLAI LLC (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road
- Section 2G, Plainsboro, New Jersey 08536). MLAI LLC performs all administrative services for the Partnership from MLAI LLC's offices.

ITEM 3:  LEGAL PROCEEDINGS

     MERRILL LYNCH

          Merrill Lynch, a partner of MLIM (which is the sole member of MLAI LLC, and MLPF&S and the 100% indirect owner of all Merrill Lynch entities involved in the operation of the Partnership) - as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI LLC or the Partnership.

          Neither MLAI LLC, nor the Partnership itself, has ever been the subject of any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 5

     (a)  MARKET INFORMATION:

          There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

     (b)  HOLDERS:

          As of December 31, 2003, there were 19,016 holders of Units, including MLAI LLC.

     (c)  DIVIDENDS:

          MLAI LLC has not made, and does not contemplate making, any distributions on the Units.

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS:

          Not applicable.

Item 5(b)

          Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

                                                              FOR THE YEAR ENDED DECEMBER 31,
INCOME STATEMENT DATA                             2003             2002             2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------
Revenues

Trading Profits (Loss):
  Realized                                   $    24,882,048  $    88,906,578  $    43,747,023  $     9,945,923  $     9,335,723
  Change in Unrealized                            20,384,664       18,456,720      (35,627,391)      38,113,338      (14,570,342)
                                             ---------------  ------------------------------------------------------------------

  Total Trading Results                           45,266,712      107,363,298        8,119,632       48,059,261       (5,234,619)

Interest Income                                    5,168,611        4,622,596        9,573,671       17,179,996       17,854,409
                                             ---------------  ------------------------------------------------------------------

  Total Revenues                                  50,435,323      111,985,894       17,693,303       65,239,257       12,619,790
                                             ---------------  ------------------------------------------------------------------

Expenses:
  Brokerage Commissions                           30,474,397       16,830,711       15,061,052       21,916,843       28,008,137
  Administrative Fees                              1,699,677          731,770          654,829          750,433          903,488
  Ongoing Offering Costs                           1,198,256           75,000                -          174,043          108,777
                                             ---------------  ------------------------------------------------------------------

  Total Expenses                                  33,372,330       17,637,481       15,715,881       22,841,319       29,020,402
                                             ---------------  ------------------------------------------------------------------

Income (Loss) before Minority
Interest and Profit Share
Allocation                                        17,062,993       94,348,413        1,977,422       42,397,938      (16,400,612)
Profit Share Allocation                           (5,840,767)     (20,152,858)      (5,986,223)      (2,594,804)      (4,207,762)
Minority Interest in (Income) Loss                   (16,777)         (49,824)           3,746          (27,502)           7,926
                                             ---------------  ------------------------------------------------------------------

Net Income (Loss)                            $    11,205,449  $    74,145,731  $    (4,005,055) $    39,775,632  $   (20,600,448)
                                             ===================================================================================

BALANCE SHEET DATA                  DECEMBER 31, 2003  DECEMBER 31, 2002  DECEMBER 31, 2001  DECEMBER 31, 2000  DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                $     695,477,407  $     318,297,668  $     253,976,990  $     283,167,270  $     360,219,859
Net Asset Value per Unit            $          235.60  $          219.52  $          169.97  $          173.69  $          146.40
                                    -----------------  --------------------------------------------------------------------------

          The following selected financial data has been derived from the audited consolidated financial statements of the Partnership:

--------------------------------------------------------------------------------------------------------------------
                                       MONTH-END NET ASSET VALUE PER UNIT
--------------------------------------------------------------------------------------------------------------------
        Jan.     Feb.      Mar.     Apr.     May      June      July     Aug.     Sept.     Oct.     Nov.     Dec.
--------------------------------------------------------------------------------------------------------------------
1999  $149.98  $153.82   $152.11  $158.66  $158.41   $164.26  $159.64  $159.75   $156.13  $143.66  $146.91   $146.40
--------------------------------------------------------------------------------------------------------------------
2000  $147.98  $149.61   $143.39  $141.10  $139.63   $134.11  $129.33  $134.06   $124.33  $131.37  $148.57   $173.69
--------------------------------------------------------------------------------------------------------------------
2001  $172.60  $171.38   $190.83  $172.29  $176.63   $168.12  $161.28  $170.97   $175.99  $183.39  $156.62   $169.97
--------------------------------------------------------------------------------------------------------------------
2002  $168.42  $162.64   $154.17  $155.57  $168.98   $202.97  $217.66  $226.06   $240.00  $221.21  $206.54   $219.52
--------------------------------------------------------------------------------------------------------------------
2003  $251.24  $269.78   $251.99  $258.85  $272.23   $248.88  $247.63  $256.91   $232.93  $213.37  $215.88   $235.60
--------------------------------------------------------------------------------------------------------------------

                  ML JWH STRATEGIC ALLOCATION PARTNERSHIP L.P.
                                DECEMBER 31, 2003

   TYPE OF POOL: Single-Advisor/Publicly-Offered/Not "Principal Protected"(1)
                       INCEPTION OF TRADING: July 15, 1996
                      AGGREGATE SUBSCRIPTIONS: $908,632,968
                      CURRENT CAPITALIZATION: $695,477,407
                   WORST MONTHLY DRAWDOWN:(2) (14.60)% (11/01)
            WORST PEAK-TO-VALLEY DRAWDOWN:(3) (24.34)% (7/99 - 9/00)

                                     MONTHLY RATES OF RETURN(4)
     --------------------------------------------------------------------
     MONTH                   2003      2002      2001      2000      1999
     --------------------------------------------------------------------
     January                14.45%    (0.91)%   (0.63)%    1.08%    (2.82)%
     --------------------------------------------------------------------
     February                7.38     (3.43)    (0.70)     1.10      2.56
     --------------------------------------------------------------------
     March                  (6.60)    (5.21)    11.35     (4.16)    (1.11)
     --------------------------------------------------------------------
     April                   2.72      0.91     (9.71)    (1.59)     4.30
     --------------------------------------------------------------------
     May                     5.17      8.62      2.51     (1.04)    (0.15)
     --------------------------------------------------------------------
     June                   (8.58)    20.11     (4.81)    (3.95)     3.69
     --------------------------------------------------------------------
     July                   (0.50)     7.24     (4.07)    (3.56)    (2.81)
     --------------------------------------------------------------------
     August                  3.75      3.86      6.00      3.65      0.07
     --------------------------------------------------------------------
     September              (9.33)     6.17      2.94     (7.26)    (2.26)
     --------------------------------------------------------------------
     October                (8.40)    (7.83)     4.20      5.66     (7.99)
     --------------------------------------------------------------------
     November                1.17     (6.63)   (14.60)    13.10      2.26
     --------------------------------------------------------------------
     December                9.14      6.28      8.52     16.91     (0.35)
     --------------------------------------------------------------------
     Compound Annual
     Rate of Return          7.33%    29.15%    (2.15)%   18.65%    (5.15)%
     --------------------------------------------------------------------

          (1) Certain funds, including funds sponsored by MLAI LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 1999; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end experienced by the Partnership since January 1, 1999. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

          While there can be no assurance that the JWH(R) Programs will be profitable even in trending markets, markets in which substantial and sustained price movements occur may offer the best profit potential for the Partnership.

PERFORMANCE SUMMARY

2003

Interest Rates and Stock Indices          $   (6,638,594)
Agricultural Commodities                     (28,857,431)
Currencies                                   110,263,071
Energy                                       (45,479,292)
Metals                                        15,978,958
                                          --------------
                                          $   45,266,712
                                          ==============

          The Partnership's overall trading was profitable for the year, resulting in an over 7.33% compounded annual rate of return for 2003, net of all fees and expenses. The major contributor was the currency sector with the metals sector also realizing a profit. The remaining sectors had net losses for the year.

          The currency sector had the greatest gains for the year. The weakening U.S. dollar continued to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The strengthening in the U.S. dollar in the second quarter attributed to losses in June and July. The U.S. dollar weakened again in September amid opinions that exchange rates, particularly in Asian currencies, should have greater flexibility and large profits were posted in the fourth quarter. December gains made up the majority of the profits for the year, primarily due to four major foreign currencies, the Euro, Japanese yen, British pound, and the Swiss franc.

          The metals sector proved profitable for the year as well. Gold drove profits in January, only to fall back in February and March when the German Bundesbank announced it had sold a portion of its gold reserves. The downward trend continued in gold during the second quarter alongside other metals. Gold's performance turned around in August and September on renewed buying interest from the speculative community and because of anticipated higher inflation as a result of the Federal Reserve's monetary policy and the U.S.'s increased budget deficits. Copper drove most of the profits in October and gold proved to be the driver of the profits in the latter half of the fourth quarter. This was primarily due to the weakening U.S. dollar, making precious metals more affordable in foreign currencies. Gold also does well historically in a negative real rate environment.

          Stock indices and interest rate futures posted losses for the year, despite large gains in the first three quarters for interest rates and an overall profitable year for the stock indices. The majority of the gains for stock indices were received in June attributable to a weakening U.S. dollar. Investors sought higher yields than readily available in U.S. dollar denominated assets, this lead to the sale of U.S. dollars against major currencies. The latter half of the year posted gains initially primarily due to the Osaka Nikkei and the Nasdaq-E-Mini. The Osaka Nikkei then dropped amid heavy selling of Japanese bank stocks. The Osaka Nikkei continued its decline to end the fourth quarter and the profits in the Eurostoxx50, German Dax, and the Nasdaq-E-Mini were not enough to compensate for the loss. Interest rates continued to push lower during the first quarter as economic data for the fourth quarter 2002 announced an annual growth rate for the economy of only 1% for 2002. Consumer spending and confidence remained low and even the housing market stumbled in March. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict in Iraq triggered the liquidation of many fixed income investments hurting long exposures. The majority of the profits in the second quarter came from the Japanese ten-year government bonds, which continued to be a very vibrant market for trading.. The optimism in Japan sent the price of the Japanese ten-year government bond spiraling down from massive liquidation as the ten-year interest rate tripled. This created the large losses in July, however the Partnership capitalized on the plummeting prices of Japanese ten-year government bonds in August. Unfortunately, the recovery of the Japanese ten-year government bonds in September caused significant losses for the Partnership. The rising interest rates that began mid-year only to reverse in September reversed again in October as interest rates started climbing once more. Terrorist activity in Saudi Arabia and Turkey cast a pall on the global economic recovery in November. Additionally, talk of tariffs from the United States provided more incentive for reducing short positions.

          Trading in agricultural commodities posted losses for the year. Trading was volatile during the second quarter with the largest positions held were coffee, cotton and cocoa. The downward trend in grains that started in June reversed in the beginning of August due to harsh weather conditions. This diminished prospects for a large harvest season, forcing the speculators to cover short positions. Corn and cotton suffered the largest losses. New York sugar also incurred a loss due to heavy Brazilian producer selling, forcing the market down. Soybeans, bean oil and soy meal continued to trend higher due to lower U.S. production and increased global demand. Live cattle continued an upward trend and produced positive results for the third quarter, but when news broke of mad cow disease the market reversed. Cotton and wheat were also down in the fourth quarter.

          Energy was the most unprofitable sector for the year. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day in connection with expected severely cold weather and supply shortages. Prices plummeted within a week of the start of the war with Iraq, causing the loss of almost half of the profits earned in January and February. The sector had a positive return in April which was reversed and overshadowed by negative results for May and June. The vast majority of the losses occurred in natural gas, which was very volatile during June. Cooler weather in the northern states in the latter part of the second quarter and the largest storage injection on record in the U.S. released in June reversed the market, pushing it to the lows of the second quarter. In September, OPEC agreed to cut quotas by 900,000 barrels a day in order to stabilize the price of oil. This surprise announcement quickly reversed the previous downtrend, sending prices higher. Unfortunately, the profits in natural gas were not enough to compensate for the losses in crude oil, heating oil, London gas oil and unleaded gas. In October, the worst performing month, when crude oil and related prices fell in connection with news of higher than expected increases in U.S. inventories and anticipated moderate temperatures in the Midwest and Northeast. In November all components were up with the exception of heating oil. The largest gains came from crude oil and natural gas. In December, crude oil, heating oil, London gas oil and unleaded gas all contributed positively for the month but were not enough to overcome the loss in natural gas.

2002

Interest Rates and Stock Indices          $   57,270,172
Agricultural Commodities                         (82,961)
Currencies                                    51,189,381
Energy                                           818,755
Metals                                        (1,832,049)
                                          --------------
                                          $  107,363,298
                                          ==============

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

2001

Interest Rates and Stock Indices     $  19,655,619
Agricultural Commodities                  (285,766)
Currencies                              10,770,691
Energy                                 (18,991,683)
Metals                                  (3,029,229)
                                     -------------
                                     $   8,119,632
                                     =============

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

VARIABLES AFFECTING PERFORMANCE

          The principal variables that determine the net performance of the Partnership are gross profitability and interest income.

          During all periods set forth above "Selected Financial Data", the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

          The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisor based on the new Trading Profits generated by the partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

          Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

          Except in unusual circumstances, factors--regulatory approvals, cost of goods sold, employee relations and the like--which often materially affect an operating business have virtually no impact on the Partnership.


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

                                 ---------------

          The Partnership changes its positions and market focus frequently. Consequently, the fact that the Partnership realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Partnership will do so in the future.

     (The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

          The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

          The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2003. During the fiscal year 2003, the Partnership's average capitalization was approximately $504,717,470. During the fiscal year 2002, the Partnership's average capitalization was approximately $280,746,315.

                                                     DECEMBER 31, 2003
                                                     -----------------
                           AVERAGE VALUE     % OF AVERAGE      HIGHEST VALUE AT   LOWEST VALUE AT
MARKET SECTOR                AT  RISK       CAPITALIZATION           RISK             RISK
                          ---------------   ---------------    ----------------   ---------------
Interest Rates            $    57,504,236             11.39%   $    104,712,809   $    26,665,064
Currencies                     30,717,719              6.09%         68,676,013         8,548,835
Stock Indices                   2,187,059              0.43%          4,882,231            66,317
Metals                          4,119,003              0.82%          8,159,832           420,291
Agricultural Commodities        1,437,917              0.28%          3,890,147             7,506
Energy                          3,503,970              0.69%          9,386,894           197,851
                          ---------------   ---------------    ----------------   ---------------

                   Total  $    99,469,904             19.70%   $    199,707,926   $    35,905,864
                          ===============   ===============    ================   ===============

                                                     DECEMBER 31, 2002
                                                     -----------------
                           AVERAGE VALUE     % OF AVERAGE      HIGHEST VALUE AT   LOWEST VALUE AT
MARKET SECTOR                AT  RISK       CAPITALIZATION           RISK             RISK
                          ---------------   ---------------    ----------------   ---------------
Interest Rates            $    28,764,544             10.25%   $     40,884,777   $    15,517,337
Currencies                     10,540,668              3.75%         19,999,299           436,787
Stock Indices                     755,032              0.27%          1,390,592            39,567
Metals                            707,390              0.25%          1,386,481           173,339
Agricultural Commodities          518,523              0.18%          1,029,717            44,908
Energy                          1,069,547              0.38%          2,373,932           142,781
                          ---------------   ---------------    ----------------   ---------------

                   Total  $    42,355,704             15.09%   $     67,064,798   $    16,354,719
                          ===============   ===============    ================   ===============

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


Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

          The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are generally immaterial.

          The Partnership also has non-trading market risk on the approximately 90-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is generally immaterial.


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

          The following were the primary trading risk exposures of the Partnership as of December 31, 2003, by market sector.

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

          STOCK INDICES.
          The Partnership's primary equity exposure is to G-7 equity index price movements. As of December 31, 2003, the Partnership's primary exposures were in the S&P 200, Nikkei (Japan) and DAX (Germany) stock indices. MLAI LLC anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

          METALS.
          The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although JWH(R) trades base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. However, gold prices can be volatile over this period, and JWH(R) has from time to time taken substantial positions, as it has perceived market opportunities to develop. MLAI LLC anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

          AGRICULTURAL COMMODITIES.
          The Partnership's primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2003. In the past, the Partnership has had material market exposure to grains and live cattle and may do so again in the future. However, MLAI LLC anticipates that JWH(R) will maintain an emphasis on soybeans, grains, coffee and sugar, in which the Partnership has historically taken its largest positions.

          ENERGY.
          The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.


QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

          The following were the only non-trading risk exposures of the Partnership as of December 31, 2003.

          FOREIGN CURRENCY BALANCES.
          The Partnership's primary foreign currency balances are in Japanese yen, Euro and British pounds.

          U.S. DOLLAR CASH BALANCE
          The Partnership hold U.S. dollars only in cash at MLPF&S. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

          MLAI LLC has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure; MLAI LLC may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of monitoring JWH(R) with the market risk controls being applied by JWH(R) itself.

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

NON-TRADING RISK

          The Partnership controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week and more frequently if a particular foreign currency balance becomes unusually high.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
   ML JWH STRATEGIC ALLOCATION FUND L.P.

Net Income by Quarter
Eight Quarters through December 31, 2003

                                FOURTH            THIRD           SECOND            FIRST
                                QUARTER          QUARTER          QUARTER          QUARTER
                                 2003             2003             2003             2003
                                 ----             ----             ----             ----
Total Income (Loss)          $  24,184,230    $ (30,850,923)   $  (1,434,358)   $  58,536,374
Total Expenses                  10,139,784        9,099,428        7,978,872       12,011,790
                             ----------------------------------------------------------------
Net Income (Loss)            $  14,044,446    $ (39,950,351)   $  (9,413,230)   $  46,524,584
                             =============    =============    =============    =============

Net Income (Loss) per Unit   $        5.03    $      (17.01)   $       (4.92)   $       29.89

                                FOURTH            THIRD           SECOND            FIRST
                                QUARTER          QUARTER          QUARTER          QUARTER
                                 2002             2002             2002             2002
                                 ----             ----             ----             ----
Total Income (Loss)          $ (24,722,639)   $  73,399,385    $  83,302,931    $ (19,993,783)
Total Expenses                   4,810,981       19,128,291       10,252,822        3,648,069
                             ----------------------------------------------------------------
Net Income (Loss)            $ (29,533,620)   $  54,271,094    $  73,050,109    $ (23,641,852)
                             =============    =============    =============    =============

Net Income (Loss) per Unit   $      (20.32)   $       37.06    $       48.75    $      (15.79)

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

ITEM 9A: CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

          As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI LLC. Trading decisions are made by JWH on behalf of the Partnership.

          The managers and executive officers of MLAI LLC and their respective business backgrounds are as follows:

ROBERT M. ALDERMAN    Chief Executive Officer, President and Manager

STEVEN B. OLGIN       Vice President, Chief Operating Officer and Manager

MICHAEL L. PUNGELLO   Vice President, Chief Financial Officer and Treasurer

JEFFREY F. CHANDOR    Manager

     Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI LLC. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

     Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI LLC. He joined MLAI LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

     Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

     Jeffrey F. Chandor was born in 1942. Mr. Chandor is the Global Sales Director of the General Partner. Mr. Chandor became a Manager of the General Partner on April 1, 2003. He was a Senior Vice President, Director of Sales, Marketing and Research and a Director of Merrill Lynch Investment Partners, Inc., a predecessor to the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

     As of December 31, 2003, the principals of MLAI LLC had no investment in the Partnership, and MLAI LLC's general partner interest in the Partnership was valued at $8,182,951.

     MLAI LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML Select Futures I L.P. and the Partnership. Because MLAI LLC serves as the sole general partner of each of these funds, the officers and managers of MLAI LLC effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI LLC (while still known as MLIM Alternative Strategies LLC) acted as general partner of six public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

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

          None.

     (e)  BUSINESS EXPERIENCE:

          See Item 10(a) and (b) above.

     (f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

          None.

     (g)  PROMOTERS AND CONTROL PERSONS:

          Not applicable.

CODE OF ETHICS

          The Partnership has adopted a code of ethics, as of the end of the period covered by this report, that applies to the Partnership's (MLAI LLC's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

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


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

               As of December 31, 2003, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT:

          As of December 31, 2003, MLAI LLC owned 34,659 unit-equivalent general partnership interests, which was 1.17% of the total Units outstanding.

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

          The Partnership pays indirectly Merrill Lynch through MLPF&S and MLAI LLC substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

          In 2003, the Partnership expensed: (i) Brokerage Commissions of $30,474,397 to the MLPF&S, which included $10,568,435 in Management
Fees paid by the MLPF&S to JWH(R); and (ii) Administrative Fees of $1,699,677 to MLAI LLC. In addition, MLAI LLC and its affiliates derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

          See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLAI LLC affiliates and the Partnership.

     (c)  INDEBTEDNESS OF MANAGEMENT:

          The Partnership is prohibited from making any loans, to management or otherwise.

     (d)  TRANSACTIONS WITH PROMOTERS:

          Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

     (a)  AUDIT FEES

          Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's consolidated financial statements as of and for the year ended December 31, 2003 were $44,250

          Aggregate fees billed for these services for the year ended December 31, 2002 were $42,886.

     (b)  AUDIT-RELATED FEES

          There were no other audit-related fees billed for the years ended December 31, 2003 or 2002 related to the Partnership.

     (c)  TAX FEES

          Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2003 were $47,500.

          Aggregate fees billed for these services for the year ended December 31, 2002 were $40,875.

     (d)  ALL OTHER FEES

          No fees were billed by Deloitte & Touche LLP during the years ended December 31, 2003 or 2002 for any other professional services in relation to the Partnership.

          Neither the Partnership nor MLAI LLC has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.


                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. FINANCIAL STATEMENTS:                                                   PAGE
                                                                                   ----
           Independent Auditors' Report                                               1

           Consolidated Statements of Financial Condition as of December 31,
             2003 and 2002                                                            2

           For the years ended December 31, 2003, 2002 and 2001:
               Consolidated Statements of Operations                                  3
               Consolidated Statements of Changes in Partners' Capital                4

           Financial Data Highlights for the year ended December 31, 2003             5

           Notes to Consolidated Financial Statements                              6-11

     (a)2.8(d) FINANCIAL STATEMENT SCHEDULES:

          Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

     (a)3. EXHIBITS:

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION:               DESCRIPTION
------------               -----------
1.01                Form of Selling Agreement among the Registrant, MLAI LLC,
                    MLPF&S and JWH(R).

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

10.01               Form of Joint Venture Agreement among the Registrant, MLAI
                    LLC, MLPF&S and JWH(R).

EXHIBIT 10.01: Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's Registration Statement.

10.02 Form of Customer Agreement between the Registrant's joint venture with JWH(R)and MLPF&S.

EXHIBIT 10.02: Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.

10.03               Foreign Exchange Desk Service Agreement among Merrill Lynch
                    Investment Bank, MLAI LLC, MLPF&S and the Partnership.

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

10.06 Form of Investment Advisory Contract among the Registrant's joint venture with JWH(R), MLAI LLC, and MLPF&S.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's Registration Statement.

10.07 Form of Custody Agreement among the Registrant's joint venture with JWH(R)and MLPF&S.

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

13.01               2003 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:      Is filed herewith.

28.01               Prospectus of the Partnership dated March 31, 2003.

EXHIBIT 28.01: Is incorporated herein by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement
                    (File No. 333-80509) on Form S-1, effective March 31, 2003.

31.01 and 31.02     Rule 13a-14(a)/15d-14(a) Certifications.

EXHIBITS 31.01
  AND 31.02         Are filed herewith.

32.01 and 32.02     Section 1350 Certifications.

EXHIBITS 32.01
  AND 32.02         Are filed herewith.

     (b)  REPORT ON FORM 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 2003.

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

                                  ML JWH STRATEGIC ALLOCATION FUND L.P.

                                  By: MERRILL LYNCH ALTERNATIVE INVESTMENTS
                                      LLC
                                       General Partner

                                  By: /s/Robert M. Alderman
                                      ---------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                TITLE                                                   DATE
---------                -----                                                   ----
/s/Robert M. Alderman    Chief Executive Officer, President and Manager          March 30, 2004
---------------------    (Principal Executive Officer)
Robert M. Alderman

/s/Steven B. Olgin       Vice President, Chief Operating Officer and Manager     March 30, 2004
------------------
Steven B. Olgin

/s/Michael L. Pungello   Vice President, Chief Financial Officer and Treasurer   March 30, 2004
----------------------   (Principal Financial and Accounting Officer)
Michael L. Pungello

/s/Jeffrey F. Chandor    Manager                                                 March 30, 2004
---------------------
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC General Partner of Registrant

By: /s/Robert M. Alderman                                                        March 30, 2004
    Robert M. Alderman
    Chief Executive Officer, President and Manager
    (Principal Executive Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert M. Alderman, certify that:

1. I have reviewed this report on Form 10-K of ML JWH Strategic Allocation Fund L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004

---------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Michael  L. Pungello, certify that:

1. I have reviewed this report on Form 10-K of ML JWH Strategic Allocation Fund L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004

----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML JWH Strategic Allocation Fund L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: March 30, 2004

----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML JWH Strategic Allocation Fund L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: March 30, 2004

----------------------
By /S/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 2003 FORM 10-K

                                INDEX TO EXHIBITS

                 EXHIBIT
                 -------
Exhibit 13.01    2003 Annual Report and Independent Auditors' Report