Form 10-Q
period 2004-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2004-05-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ____________to___________

Commission File Number 0-28928

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                      -------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                                13-3887922
----------------------------            ------------------------------
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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             MARCH 31,
                                                               2004         DECEMBER 31,
                                                            (UNAUDITED)         2003
                                                          --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                $  900,627,991   $  654,099,468
  Net unrealized profit on open contracts                      8,598,055       53,778,379
Accrued interest                                                 776,164          456,197
Subscriptions receivable                                          31,259           47,562
                                                          --------------   --------------

          TOTAL                                           $  910,033,469   $  708,381,606
                                                          ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                           $    4,359,906   $    3,366,362
  Profit share payable                                         7,168,367        5,840,767
  Redemptions payable                                          4,439,635        3,039,004
  Ongoing offering costs payable                                       -          146,364
  Administrative fees payable                                    212,296          274,370
                                                          --------------   --------------

        Total liabilities                                     16,180,204       12,666,867
                                                          --------------   --------------

MINORITY INTEREST                                                253,699          237,332

PARTNERS' CAPITAL:
General Partner (34,788 and 34,732 Units)                      8,755,452        8,182,951
Limited Partner (3,515,750 and 2,917,183 Units)              884,844,114      687,294,456
                                                          --------------   --------------

        Total partners' capital                              893,599,566      695,477,407
                                                          --------------   --------------

          TOTAL                                           $  910,033,469   $  708,381,606
                                                          ==============   ==============

NET ASSET VALUE PER UNIT
(Based on 3,550,538 and 2,951,915 Units outstanding)      $       251.68   $       235.60
                                                          ==============   ==============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          FOR THE THREE    FOR THE THREE
                                                           MONTHS ENDED     MONTHS ENDED
                                                             MARCH 31,        MARCH 31,
                                                               2004             2003
                                                          --------------   --------------
REVENUES:
  Trading income (loss):
    Realized                                              $  111,801,700   $  106,628,926
    Change in unrealized                                     (45,186,061)     (49,194,206)
                                                          --------------   --------------

        Total trading results                                 66,615,639       57,434,720
                                                          --------------   --------------

  Interest income                                              1,924,593        1,101,654
                                                          --------------   --------------

        Total revenues                                        68,540,232       58,536,374
                                                          --------------   --------------

EXPENSES:
    Administrative fees                                          728,957          257,043
    Brokerage commissions                                     12,366,403        5,911,988
    Ongoing offering costs                                       348,101          125,000
                                                          --------------   --------------

        Total expenses                                        13,443,461        6,294,031
                                                          --------------   --------------

    NET INCOME BEFORE
    MINORITY INTEREST AND
    PROFIT SHARE ALLOCATION                                   55,096,771       52,242,343

    Profit share allocation                                   (7,168,367)      (5,685,056)
    Minority interest in income                                  (16,366)         (32,703)
                                                          --------------   --------------

NET INCOME                                                $   47,912,038   $   46,524,584
                                                          ==============   ==============

NET INCOME PER UNIT:
    Weighted average number of units outstanding               3,328,991        1,556,498
                                                          ==============   ==============

    Net income per weighted average
      General Partner and Limited Partner Unit            $        14.39   $        29.89
                                                          ==============   ==============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                                      GENERAL          LIMITED
                                     UNITS            PARTNER          PARTNERS           TOTAL
                                 --------------    --------------   --------------    --------------
PARTNERS' CAPITAL,
  December 31, 2002                   1,450,002    $    3,438,707   $  314,858,961    $  318,297,668

Additions                               211,339            46,133       54,006,002        54,052,135

Net income                                    -           505,594       46,018,990        46,524,584

Redemptions                             (40,610)                -      (10,474,505)      (10,474,505)
                                 --------------    --------------   --------------    --------------

PARTNERS' CAPITAL,
  March 31, 2003                      1,620,731    $    3,990,434   $  404,409,448    $  408,399,882
                                 ==============    ==============   ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2003                   2,951,915    $    8,182,951   $  687,294,456    $  695,477,407

Additions                               649,623            14,891      163,140,517       163,155,408

Net income                                    -           557,610       47,354,428        47,912,038

Redemptions                             (51,000)                -      (12,945,287)      (12,945,287)
                                 --------------    --------------   --------------    --------------

PARTNERS' CAPITAL,
  March 31, 2004                      3,550,538    $    8,755,452   $  884,844,114    $  893,599,566
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation
     Fund L.P. (the "Partnership") as of March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and 2003. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

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

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

                                  JAN        FEB        MAR
                                ------------------------------
                         2003   $ 251.24   $ 269.78   $ 251.98
                         2004   $ 244.57   $ 265.91   $ 251.68

     PERFORMANCE SUMMARY

     January 1, 2004 to March 31, 2004

     The Partnership was profitable overall, with gains in all sectors except the currency sector.

     The interest sector was the most profitable sector for the Partnership. The world trend of interest rates moving lower continued in January. This was a result of the Federal Open Market Committee's December meeting statement that interest rates were likely to remain low for a considerable time, which influenced investors to further accept the current low yield environment. In February, interest rates continued to move lower in the U.S., Europe and Asia. U.S. Federal Reserve Bank Chairman Alan Greenspan commented in his semi-annual testimony to the U.S. Congress that inflation in the U.S. continues to be of little concern, and that the U.S. central bank could be patient in removing the current accommodative monetary policy keeping interest rates low. Additionally, employment in the U.S. continued to gradually show signs of improvement, further pushing interest rates low. Market expectations that the Federal Reserve's accomodating interest rate policy would remain in place, keeping rates low. Interest rates in the European Central Bank community also felt the downward pressure as the terrorist attack in Spain dampened confidence in local economies. The biggest change in interest rates occurred in Japan, where rates actually increased for the month.

     The energy sector experienced gains despite losses early in the quarter. The upward trend in crude prices and related products continued in a volatile fashion during January. Energy prices became highly sensitive to the release of weekly inventory numbers provided by the Department of Energy and the American Petroleum Institute. The colder than expected winter weather, coupled with numerous storms, also helped create large trading ranges on fears that inventories would receive increased pressure. In February, daily volatility in the crude oil markets remained at extremely high levels. Energy markets, with the exception of natural gas, continued to move higher in reaction to low inventory concerns. Additionally, prices were further buoyed by members of OPEC who agreed to cut production approximately 10% by April 1st in order to support higher prices during the upcoming seasonal slowdown. Conversely, natural gas reacted to the anticipated warmer weather and reduced demand by sending prices lower in a more orderly fashion than the crude markets. Buildups in U.S. inventory levels at the end of the quarter, especially the magnitude of the increases, surprised most energy analysts and sent crude prices lower.

     Agricultural commodities posted gains during all three months of the quarter. In January, corn had a significant run higher when the carry-over stocks were reported lower than expected, and amid fears that China would soon become a larger importer of U.S. corn production. New York coffee also benefited from a run up in prices due to Brazilian farmers cutting down coffee plants in favor of planting soybeans, which can yield two crops a year at its current high price. Cotton had the largest loss when the price fell sharply late in the month on fears that China would curb further buying, which in turn prompted speculative long liquidation. In February, corn, soybeans, and soybean oil were the best performing components of the sector. On the other hand, cotton and New York coffee were the largest detractors in this group. In March, the best performance in the sector came from cotton, which fell on reports by the U.S. Agricultural Department that sales are slowing. Grains performed well due to rising prices from surging exports. New York sugar sustained the largest loss for the sector when prices dropped due to technical selling.

     The metals sector also posted modest returns for all three months of the quarter. Base metals performed well in January as prices continue to climb due to strong demand from China, which is building its infrastructure. Nickel was the exception, showing a considerable price correction this month from the nearly 100% price increase over the past six months. Copper, aluminum and silver had the best performance, while gold was the biggest detractor from profits. Gold has become highly correlated to the Euro and rallied in the beginning of February, only to fall back at the end of the month when the Euro fell. The price of silver fared better as it was able to maintain its higher level by taking more of a cue from base metals. Base metals maintained lofty levels due to low inventory levels and increased global demand, particularly from China. The best performance for this sector came from copper, silver and aluminum. Gold and nickel posted the largest losses for this sector. In March, precious metals moved higher despite the strengthening of the U.S. dollar. The driving force has been the negative real interest rate (Fed Funds rate minus Consumer Price Index) environment currently in the U.S. Silver had the best performance for the sector while gold and nickel had the lowest returns.

     Stock indices also experienced gains for the quarter. Despite increased volatility, the sector was profitable in January. In February, most stock indices appeared to be consolidating in recent ranges, as the financial markets remained more attuned to the fixed-income and foreign exchange markets. The only positive performance in this sector came from the Eurostoxx, while the other components failed to register profits in February. During the first half of March, increased concern over terrorist activity weighed heavily on share prices pushing markets down. However, indices recovered in the latter half of the month in reaction to favorable economic data. In the U.S., durable goods orders were up, inflation remained benign and consumer confidence rose.

     The currency sector posted considerable losses despite profits early in the quarter. Following comments from then European Central Bank ("ECB") President Jean-Claude Trichet about "excessive" currency volatility, the U.S. dollar reacted swiftly by strengthening against most currencies in a significant manner. Most currencies traded in volatile fashion for the remainder of the month, thereby curtailing previous profits. The Japanese yen and the British pound made the greatest contributions to profits, while the Swiss franc and South African rand had the largest losses. In February, the U.S. dollar returned to its weakening trend until mid-month, when officials in Europe began publicly voicing concern over the level of the U.S. dollar and possible action that could be taken in order to stem the slide. That was enough to reverse the trend and strengthen the U.S. dollar, forcing the liquidation of large short positions. The best performance for this sector came from the British pound and the Euro/British pound cross. The Japanese yen and the Swiss franc recorded the largest losses for the sector. In March, large losses were posted. The sector was dominated by Japanese yen selling and U.S dollar purchasing, orchestrated by the Bank of Japan to allow Japanese exporters to hedge their U.S. dollar profits at favorable rates for the Japanese fiscal year end, March 31. Most other currencies traded in a sideways fashion in varying degrees of volatility. The Euro came under pressure on expectations of ECB rate cuts. The British pound was range bound due to fears that its recent rise would diminish export activity. The South African rand posted the largest gains for the sector while the largest losses came in the Japanese yen, British pound and the Euro.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

     Item 4. Controls and Procedures

     Merrill Lynch Alternative Investments LLC, the General Partner of ML JWH Strategic Allocation Fund L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLAI LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. As of March 31, 2004, the Partnership has sold 6,160,567 units of limited partnership interest, with an aggregate price of $1,071,861,333.

          Effective October 14, 2003, the Partnership registered additional 2,738,667 units of limited partnership interest.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed as part of this report.

Reports on Form 8-K.

          There were no reports on Form 8-K filed during the first three months of fiscal 2004.

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


                                ML JWH STRATEGIC ALLOCATION FUND L.P.

                                  By: MERRIL LYNCH ALTERNATIVE
                                       INVESTMENTS  LLC
                                        (General Partner)


Date:  May 14, 2004            By  /s/ ROBERT M. ALDERMAN
                                   ----------------------
                                  Robert M. Alderman
                                  Chief Executive Officer, President and Manager (Principal Executive Officer)


Date:  May 14, 2004            By  /s/ MICHAEL L. PUNGELLO
                                   -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert M. Alderman, certify that:

1. I have reviewed this report on Form 10-Q of ML JWH Strategic Allocation Fund L.P.;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2004
     -----------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Michael L. Pungello, certify that:

1. I have reviewed this report on Form 10-Q of ML JWH Strategic Allocation Fund L.P.;

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

   c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a.) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2004
     ------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION


In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.

Date: May 14, 2004
      ----------------

By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION


In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: May 14, 2004
     ------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)