Form 10-Q
period 2004-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2004-08-13
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                                  609-282-6996
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1. Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                             JUNE 30,         DECEMBER 31,
                                                               2004               2003
                                                            (UNAUDITED)
                                                          ---------------    ---------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and options premium                                $   905,789,422    $   654,099,468
  Net unrealized profit (loss) on open contracts              (72,260,918)        53,778,379
Accrued interest                                                1,058,938            456,197
Subscriptions receivable                                           31,731             47,562
                                                          ---------------    ---------------

        TOTAL                                             $   834,619,173    $   708,381,606
                                                          ===============    ===============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                           $     3,964,646    $     3,366,362
  Profit share payable                                          7,185,117          5,840,767
  Redemptions payable                                           3,744,801          3,039,004
  Ongoing offering costs payable                                        -            146,364
  Administrative fees payable                                     194,384            274,370
                                                          ---------------    ---------------

      Total liabilities                                        15,088,948         12,666,867
                                                          ---------------    ---------------

MINORITY INTEREST                                                 189,383            237,332

PARTNERS' CAPITAL:
General Partner (41,945 and 34,732 Units)                       7,879,928          8,182,951
Limited Partners (4,319,423 and 2,917,183 Units)              811,460,914        687,294,456
                                                          ---------------    ---------------

      Total partners' capital                                 819,340,842        695,477,407
                                                          ---------------    ---------------

        TOTAL                                             $   834,619,173    $   708,381,606
                                                          ===============    ===============

NET ASSET VALUE PER UNIT
(Based on 4,361,368 and 2,951,915 Units outstanding)      $        187.86    $        235.60
                                                          ===============    ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  FOR THE THREE       FOR THE THREE        FOR THE SIX         FOR THE SIX
                                                   MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                     JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                                       2004                2003                2004                2003
                                                 ----------------    ----------------    ----------------    ----------------
REVENUES:
  Trading profit (loss):
   Realized                                      $   (171,209,177)   $     20,257,853    $    (59,407,477)   $    126,886,779
   Change in unrealized                               (80,862,624)        (23,052,482)       (126,048,685)        (72,246,688)
                                                 ----------------    ----------------    ----------------    ----------------

      Total trading results                          (252,071,801)         (2,794,629)       (185,456,162)         54,640,091
                                                 ----------------    ----------------    ----------------    ----------------

   Interest income                                      2,741,267           1,360,271           4,665,860           2,461,925
                                                 ----------------    ----------------    ----------------    ----------------

      Total revenues                                 (249,330,534)         (1,434,358)       (180,790,302)         57,102,016
                                                 ----------------    ----------------    ----------------    ----------------

EXPENSES:
  Administrative fees                                     602,658             314,949           1,331,615             571,992
  Brokerage commissions                                12,343,137           7,243,821          24,709,540          13,155,809
  Ongoing offering expense                                      -             314,949             348,101             439,949
                                                 ----------------    ----------------    ----------------    ----------------

      Total expenses                                   12,945,795           7,873,719          26,389,256          14,167,750
                                                 ----------------    ----------------    ----------------    ----------------

  INCOME (LOSS) BEFORE
  MINORITY INTEREST AND
  PROFIT SHARE ALLOCATION                            (262,276,329)         (9,308,077)       (207,179,558)         42,934,266

  Profit Share Allocation                                 (16,750)           (108,116)         (7,185,117)         (5,793,172)
  Minority Interest in (income) loss                       64,314               2,963              47,948             (29,740)
                                                 ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS)                                $   (262,228,765)   $     (9,413,230)   $   (214,316,727)   $     37,111,354
                                                 ================    ================    ================    ================

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partners Units outstanding              4,132,643           1,911,781           3,730,816           1,734,141
                                                 ================    ================    ================    ================

  Net income (loss) per weighted average
   General Partner and Limited Partner Unit      $         (63.45)   $          (4.92)   $         (57.45)   $          21.40
                                                 ================    ================    ================    ================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                                     GENERAL            LIMITED
                                  UNITS              PARTNER            PARTNERS              TOTAL
                            ----------------    ----------------    ----------------    ----------------
PARTNERS' CAPITAL,
 December 31, 2002                 1,450,002    $      3,438,707    $    314,858,961    $    318,297,668

Additions                            640,918             908,191         164,892,965         165,801,156

Net income                                 -             385,103          36,726,251          37,111,354

Redemptions                          (80,855)            (32,400)        (20,911,912)        (20,944,312)
                            ----------------    ----------------    ----------------    ----------------

PARTNERS' CAPITAL,
 June 30, 2003                     2,010,065    $      4,699,601    $    495,566,265    $    500,265,866
                            ================    ================    ================    ================

PARTNERS' CAPITAL,
 December 31, 2003                 2,951,915    $      8,182,951    $    687,294,456    $    695,477,407

Additions                          1,526,678           1,565,071         363,296,697         364,861,768

Net loss                                   -          (1,826,369)       (212,490,338)       (214,316,707)

Redemptions                         (117,225)            (41,705)        (26,639,901)        (26,681,606)
                            ----------------    ----------------    ----------------    ----------------

PARTNERS' CAPITAL,
 June 30, 2004                     4,361,368    $      7,879,928    $    811,460,914    $    819,340,862
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH(R), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

              JAN.       FEB.       MAR.      APR.        MAY        JUN.
     ----------------------------------------------------------------------
     2003  $  251.24  $  269.78  $  251.98  $  258.85  $  272.23  $  248.88
     2004  $  244.57  $  265.91  $  251.68  $  224.34  $  210.08  $  187.86

Performance Summary

JANUARY 1, 2004 TO JUNE 30, 2004

January 1, 2004 to March 31, 2004

The Partnership was profitable overall, with gains in all sectors except the currency sector.

The interest sector was the most profitable sector for the Partnership. The world trend of interest rates moving lower continued in January. This was a result of the Federal Open Market Committee's December meeting statement that interest rates were likely to remain low for a considerable time, which influenced investors to further accept the current low yield environment. In February, interest rates continued to move lower in the U.S., Europe and Asia. U.S. Federal Reserve Bank Chairman Alan Greenspan commented in his semi-annual testimony to the U.S. Congress that inflation in the U.S. continues to be of little concern, and that the U.S. central bank could be patient in removing the current accommodative monetary policy keeping interest rates low. Additionally, employment in the U.S. continued to gradually show signs of improvement, further pushing interest rates low. Market expectations that the Federal Reserve's accommodating interest rate policy would remain in place, keeping rates low. Interest rates in the European Central Bank community also felt the downward pressure as the terrorist attack in Spain dampened confidence in local economies. The biggest change in interest rates occurred in Japan, where rates actually increased for the month.

The energy sector experienced gains despite losses early in the quarter. The upward trend in crude prices and related products continued in a volatile fashion during January. Energy prices became highly sensitive to the release of weekly inventory numbers provided by the U.S. Department of Energy and the American Petroleum Institute. The colder than expected winter weather, coupled with numerous storms, also helped create large trading ranges on fears that inventories would receive increased pressure. In February, daily volatility in the crude oil markets remained at extremely high levels. Energy markets, with the exception of natural gas, continued to move higher in reaction to low inventory concerns. Additionally, prices were further buoyed by members of OPEC who agreed to cut production approximately 10% by April 1st in order to support higher prices during the upcoming seasonal slowdown. Conversely, natural gas reacted to the anticipated warmer weather and reduced demand by sending prices lower in a more orderly fashion than the crude markets. Buildups in U.S. inventory levels at the end of the quarter, especially the magnitude of the increases, surprised most energy analysts and sent crude prices lower.

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

The currency sector posted considerable losses despite profits early in the quarter. Following comments from then European Central Bank ("ECB") President Jean-Claude Trichet about "excessive" currency volatility, the U.S. dollar reacted swiftly by strengthening against most currencies in a significant manner. Most currencies traded in volatile fashion for the remainder of the month, thereby curtailing previous profits. The Japanese yen and the British pound made the greatest contributions to profits, while the Swiss franc and South African rand had the largest losses. In February, the U.S. dollar returned to its weakening trend until mid-month, when officials in Europe began publicly voicing concern over the level of the U.S. dollar and possible action that could be taken in order to stem the slide. That was enough to reverse the trend and strengthen the U.S. dollar, forcing the liquidation of large short positions. The best performance for this sector came from the British pound and the Euro/British pound cross. The Japanese yen and the Swiss franc recorded the largest losses for the sector. In March, large losses were posted. The sector was dominated by Japanese yen selling and U.S. dollar purchasing, orchestrated by the Bank of Japan to allow Japanese exporters to hedge their U.S. dollar profits at favorable rates for the Japanese fiscal year end, March 31. Most other currencies traded in a sideways fashion in varying degrees of volatility. The Euro came under pressure on expectations of ECB rate cuts. The British pound was range bound due to fears that its recent rise would diminish export activity. The South African rand posted the largest gains for the sector while the largest losses came in the Japanese yen, British pound and the Euro.

April 1, 2004 to June 30, 2004

The Partnership experienced gains in the energy sector and losses in all other sectors. Overall, for the quarter, the Partnership experienced a loss.

The energy sector was the only profitable sector for the Partnership resulting in a profitable standpoint for April and May. Crude and related products were positive with crude oil turning in the best performance in the sector for April and May. Concerns about the continued violence in the Middle East and increased global consumer demand helped to maintain prices at their lofty levels. Additionally, tensions in the Middle East raise concerns about possible supply disruptions as inventories of crude oil in the U.S. are below multi-year averages. However, the wide price ranges made trend following difficult, as a result the sector was at a negative for June. Crude oil prices and related products remain robust as a result of the strong growth in the U.S. and China, and continued geopolitical tensions in the Middle East.

Agricultural commodities experienced losses despite gains early in the quarter. In April, the grain markets traded in a volatile fashion, reacting to favorable weather conditions and continued strong demand. However in certain instances, some grain markets were negatively affected by possible reduced demand by China as well as by the recent strength in the U.S. dollar, which makes it more expensive for foreigners to purchase U.S. grain. The sector in April showed the best performance in cotton and London sugar, while wheat had the largest loss. In June, the grain markets faced a downward price pressure for most of the month as a result of China's decreased demand. The price of cotton continued to move lower, partially due to the World Trade Organization's ruling in June that U.S. subsides of U.S. farmers are illegal, paving the way for increased cotton plantings in other countries. The best return in the sector came from cotton and the largest loss was in New York coffee

Stock indices posted losses for all three months of the quarter. The major global equity markets continue to struggle. Concerns over rising interest rates and high energy prices have reduced enthusiasm for stocks. Despite the best economy Japan has had in twenty years and the improvement in the U.S. and European economies, the volatility of these markets has made trend following very difficult. In general, major stock markets continued to climb higher after reversing their slide in mid-May. The high cost of energy on corporate profitability and the anticipation of rising interest rates have also dampened enthusiasm. The German Dax was the largest loss for the sector in April, The Japanese Nikkei was the poor performer for May and June.

The metals sector experienced losses for the quarter. The sector was unprofitable for both April and May. Precious metal prices fell hard as investors liquidated long positions which had been a hedge against the current negative real rate of return environment in the U.S. Gold and silver had the largest losses for the month of April. In May, the sector failed to register any components in positive territory with the largest loss coming from aluminum. The U.S. dollar strengthened mid June amid the possibility that an aggressive policy by the U.S. Federal Reserve of raising interest rates would curtail the effects of the negative real rate environment. Ultimately, gold buoyed by the weakening U.S. dollar towards the end of June. Low levels of global inventories of base metals propelled prices higher by the end of the month. The best performer was silver, while the largest loss occurred in aluminum.

The interest sector suffered negative performance in April mainly due to the pickup in the economy, but also statements made by the U.S. Federal Reserve causing speculation that it may raise interest rates sooner than anticipated. The largest loss for April occurred in the Euro Bund. Though the sector showed improvement in May, the best results in the sector were achieved in the Euro Bund and the short Sterling. U.S. interest rates were heavily influenced the month of June by varying expectations as to whether it would raise the Federal Funds rate would be raised by 25 or 50 basis points. In Europe, German interest rates fell as bond prices rose after a report showed that German business confidence unexpectedly dropped to a nine-month low in June as consumers curtailed their spending activity. Interest rates in Japan rose during the month driving yields to their highest levels in almost four years on expectations that the Japanese economy will extend its longest expansion since 1997. The largest losses occurred in the Japanese Government Bond and the Euro Bund.

The currency sector was the most unprofitable sector for the Partnership. The sector posted considerable losses for the quarter. The foreign exchange markets were most heavily influenced by the improving U.S. economy.

In the beginning of April, the U.S. dollar strengthened against most major currencies in response to better-than-expected advances in U.S. job creation. Conversely, the best results in the sector were achieved in the Swiss franc and the Euro for April. The U.S. dollar was heavily influenced in the beginning of May by improving economic numbers and revised expectations for continued growth in the U.S. However, by the end of the month, the U.S. dollar relinquished most of its gains because of actual economic data, while showing an improving economy didn't live up to heightened expectations. The U.S. dollar ended the month little changed from where it started at the beginning of the June. Market participants were less inclined to act on price expectations ahead of the probable rate increase. The largest gain was in the South African rand. The largest loss was in the Japanese yen.

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

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. As of June 30, 2004, the Partnership has sold 7,037,622 units of limited partnership interest, with an aggregate price of $1,273,567,693.

          Effective October 14, 2003, the Partnership registered additional 2,738,667 units of limited partnership interest.

          Effective May 21, 2004, the Partnership registered additional 4,460,000 units of limited partnership interest.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

             (a) Exhibits

             There are no exhibits required to be filed as part of this report.

             (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the first six months of fiscal 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ML JWH STRATEGIC ALLOCATION FUND L.P.

                                   By: MERRILL LYNCH ALTERNATIVE
                                        INVESTMENTS LLC
                                         (General Partner)


Date: August 13, 2004            By /s/ ROBERT M. ALDERMAN
                                    ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)



Date: August 13, 2004            By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)

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


Date: August 13, 2004

-------------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

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


Date: August 13, 2004

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: August 13, 2004

----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION

In connection with this quarterly report of ML JWH Strategic Allocation Fund L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML JWH Strategic Allocation Fund L.P.


Date: August 13, 2004

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)