Form 10-Q
period 2004-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2004-11-15
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Item 1.  Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                2004                2003
                                                            (UNAUDITED)
                                                         ------------------   ------------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and options premiums                              $      882,390,811   $      654,099,468
  Net unrealized profit on open contracts                       126,761,351           53,778,379
Accrued interest                                                  1,323,486              456,197
Subscriptions receivable
                                                                     44,381               47,562
                                                         ------------------   ------------------

        Total assets                                     $    1,010,520,029   $      708,381,606
                                                         ==================   ==================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                          $        4,807,383   $        3,366,362
  Profit Shares payable                                           7,212,189            5,840,767
  Redemptions payable                                             4,763,171            3,039,004
  Ongoing offering costs payable                                          -              146,364
  Administrative fees payable                                       231,024              274,370
                                                         ------------------   ------------------

        Total liabilities                                        17,013,767           12,666,867
                                                         ------------------   ------------------

MINORITY INTEREST                                                   203,007              237,332

PARTNERS' CAPITAL:
 General Partner (47,421 and 34,732 Units)                        9,548,829            8,182,951
 Limited Partners (4,885,495 and 2,917,183 Units)               983,754,426          687,294,456
                                                         ------------------   ------------------

        Total partners' capital                                 993,303,255          695,477,407
                                                         ------------------   ------------------

          TOTAL                                          $    1,010,520,029   $      708,381,606
                                                         ==================   ==================

NET ASSET VALUE PER UNIT
 (Based on 4,932,916 and 2,951,915 Units outstanding)    $           201.36   $           235.60
                                                         ==================   ==================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      FOR THE THREE      FOR THE THREE      FOR THE NINE       FOR THE NINE
                                                      MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                          2004               2003               2004               2003
                                                     ---------------    ---------------    ---------------    ---------------
REVENUES:
  Trading income (loss):
    Realized                                         $  (120,309,384)   $   (97,324,839)   $  (179,716,861)   $    29,561,940
    Change in unrealized                                 199,026,396         65,082,543         72,977,711         (7,164,145)
                                                     ---------------    ---------------    ---------------    ---------------

       Total trading results                              78,717,012        (32,242,296)      (106,739,150)        22,397,795
                                                     ---------------    ---------------    ---------------    ---------------

    Interest income                                        3,683,597          1,391,373          8,349,457          3,853,298
                                                     ---------------    ---------------    ---------------    ---------------

       Total revenues                                     82,400,609        (30,850,923)       (98,389,693)        26,251,093
                                                     ---------------    ---------------    ---------------    ---------------

EXPENSES:
  Brokerage commissions                                   13,062,116          8,354,913         37,771,656         21,510,722
  Administrative fees                                        633,918            363,257          1,965,533            935,249
  Ongoing offering costs                                           -            363,257            348,101            803,206
                                                     ---------------    ---------------    ---------------    ---------------

       Total expenses                                     13,696,034          9,081,427         40,085,290         23,249,177
                                                     ---------------    ---------------    ---------------    ---------------

  INCOME (LOSS) BEFORE MINORITY
  INTEREST AND PROFIT SHARE
  ALLOCATION                                              68,704,575        (39,932,350)      (138,474,983)         3,001,916

  Profit Share Allocation                                    (27,072)           (33,895)        (7,212,189)        (5,827,067)
  Minority Interest in (income) loss                         (13,623)            15,894             34,325            (13,846)
                                                     ---------------    ---------------    ---------------    ---------------

NET INCOME (LOSS)                                    $    68,663,880    $   (39,950,351)   $  (145,652,847)   $    (2,838,997)
                                                     ===============    ===============    ===============    ===============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partners Units outstanding                 4,772,849          2,348,237          4,078,161          1,938,837
                                                     ===============    ===============    ===============    ===============

  Net income (loss) per weighted average
    General Partner and Limited Partner Unit         $         14.39    $        (17.01)   $        (35.72)   $         (1.46)
                                                     ===============    ===============    ===============    ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    (unaudited)

                                                                            GENERAL           LIMITED
                                                          UNITS             PARTNER           PARTNERS             TOTAL
                                                     ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
  December 31, 2002                                        1,450,002    $     3,438,707    $   314,858,961    $   318,297,668

Additions                                                  1,131,423          1,966,291        286,643,300        288,609,591

Net income (loss)                                                  -             17,865         (2,856,862)        (2,838,997)

Redemptions                                                 (124,947)           (32,400)       (31,848,209)       (31,880,609)
                                                     ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
  September 30, 2003                                       2,456,478    $     5,390,463    $   566,797,190    $   572,187,653
                                                     ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
  December 31, 2003                                        2,951,915    $     8,182,951    $   687,294,456    $   695,477,407

Additions                                                  2,169,418          2,565,208        481,061,170        483,626,378

Net loss                                                           -         (1,157,625)      (144,495,222)      (145,652,847)

Redemptions                                                 (188,417)           (41,705)       (40,105,978)       (40,147,683)
                                                     ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
  September 30, 2004                                       4,932,916    $     9,548,829    $   983,754,426    $   993,303,255
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") as of September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The nature of this Partnership has certain risks, which cannot be presented on the consolidated financial statements. The following summarizes some of those risks.

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

   The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of John W. Henry ("JWH(R)"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that JWH(R) has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

   The Partnership, in its normal course of business, enters into various contracts with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net Unrealized profit on open contracts on the Consolidated Statements of Financial Condition.

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

                 JAN        FEB        MAR        APR        MAY        JUN        JUL       AUG         SEP
              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     2003     $  251.24  $  269.78  $  251.98  $  258.85  $  272.23  $  248.88  $  247.63  $  256.91  $  232.93
     2004     $  244.57  $  265.91  $  251.68  $  224.34  $  210.08  $  187.86  $  183.46  $  182.64  $  201.36

Performance Summary

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

The energy sector was the only profitable sector for the Partnership. Crude and related products were positive with crude oil turning in the best performance in the sector for April and May. Concerns about the continued violence in the Middle East and increased global consumer demand helped to maintain prices at their lofty levels. Additionally, tensions in the Middle East raise concerns about possible supply disruptions as inventories of crude oil in the U.S. are below multi-year averages. However, the wide price ranges made trend following difficult, as a result the sector was at a negative for June. Crude oil prices and related products remain robust as a result of the strong growth in the U.S. and China, and continued geopolitical tensions in the Middle East.

Agricultural commodities experienced losses despite gains early in the quarter. In April, the grain markets traded in a volatile fashion, reacting to favorable weather conditions and continued strong demand. However in certain instances, some grain markets were negatively affected by possible reduced demand by China as well as by the recent strength in the U.S. dollar, which makes it more expensive for foreigners to purchase U.S. grain. The sector in April showed the best performance in cotton and London sugar, while wheat had the largest loss. In June, the grain markets faced a downward price pressure for most of the month as a result of China's decreased demand. The price of cotton continued to move lower, partially due to the World Trade Organization's ruling in June that U.S. subsides of U.S. farmers are illegal, paving the way for increased cotton plantings in other countries. The best return in the sector came from cotton and the largest loss was in New York coffee.

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

The metals sector experienced losses for the quarter. The sector was unprofitable for both April and May. Precious metal prices fell hard as investors liquidated long positions which had been a hedge against the current negative real rate of return environment in the U.S. Gold and silver had the largest losses for the month of April. In May, the sector failed to register any components in positive territory with the largest loss coming from aluminum. The U.S. dollar strengthened mid-June amid the possibility that an aggressive policy by the U.S. Federal Reserve of raising interest rates would curtail the effects of the negative real rate environment. Ultimately, gold buoyed by the weakening U.S. dollar towards the end of June. Low levels of global inventories of base metals propelled prices higher by the end of the month. The best performer was silver, while the largest loss occurred in aluminum.

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

July 1, 2004 to September 30, 2004

The Partnership posted a gain for the quarter with gains in the largest gain in the energy sector. Gains were also realized in the interest rate and agriculture sectors. Losses were posted in the metals, stock indices and currency sectors.

The energy sector was the best performing sector for the quarter. The price of crude oil continued to trade higher, supported by continuing concerns regarding supply and consumption. Additionally, there were external considerations that were influencing the market, such as the continuing threat of acts of terrorism to oil facilities in the Middle East and the uncertainty of the ongoing tax probe and potential bankruptcy of Russia's second largest oil company, OAO Yukos Oil Co. Despite the early month run-up in crude prices, profit taking and a peace agreement in Najaf, Iraq in the latter part of the month saw crude erase all of its prior gains in August. Rising demand out of Asia, supply disruptions in Iraq, and fears of terrorism kept prices high. Two other factors also contributed to higher prices in September, an active hurricane season in the U.S., and unrest in Nigeria. Hurricane Ivan, which made landfall on the Alabama coast on September 16th had significant impact on U.S. Gulf of Mexico supplies. Meanwhile, in Nigeria there were fears that rebel forces would be successful in attacking the country's oil production facilities.

Trading in interest rates was also profitable for the quarter despite losses posted in July. Expectations were in play as the Federal Open Market Committee ("FOMC") matched market forecasts with their last rate hike of 25 basis points. Despite the rate hike by the FOMC in late June, the U.S. economic data, starting with the employment data released on July 1, painted a somewhat confusing picture. This had the markets back tracking from earlier trends. While very slight gains were made in Japanese and U.S. fixed-income markets, they were exceeded by losses in the European and Australian markets. In August, the fixed-income sector provided significant gains as prices rallied in Australian, European and U.S. fixed-income markets. In the U.S., fixed income markets rallied sharply early in the month as U.S. employment data was much weaker than most analysts had anticipated. After the surprising unemployment data, fixed-income markets continued to rally as other global economic releases showed additional weakness in the global economy. Lower personal spending and weaker than expected retail sales figures in the U.S. provided additional support to fixed-income prices. In addition to the U.S. data, British fixed-income markets rallied as reports indicated a slowdown in the British housing market and a tempering of inflation fears. Again in September, the fixed income sector was profitable. The Federal Reserve board raised the Federal Funds rate for the second consecutive month and the third increase this year. More significantly, the release of the August FOMC minutes revealed the committee's belief that significant cumulative tightening may be necessary to remove monetary policy accommodation. The hawkish stance of the Federal Reserve combined with the expected effect of higher energy prices helped to push long-term interest rates lower and to flatten the yield curve. Positions in longer term bond contracts in the U.S., Japan and Europe were profitable with the largest gain made in the Japanese Government Bond, while positions in short-term interest rate contracts, including Eurodollar figures, were slightly unprofitable.

The agriculture sector posted gains for the quarter even though there were significant losses in August. In July, the prospect of an overabundance in several markets continued to put pressure on all of the sector's products. Favorable weather reports indicated strong prospects for a very good growing season in the U.S. Continued good weather gave rise to estimates that soybean production could reach record levels. The same weather forecasts boosted yield forecasts in corn and pushed corn prices lower. Sugar prices rallied when the Brazilian sugar stocks were reportedly lower than expected. The best performance in this sector came from corn and cotton. The August reports on soybean crop conditions did not meet expectations, and long-term weather forecasts suggesting the possibility of an early frost prompted profit taking in the grain complex. Cotton rallied and closed limit up on little fundamental news. A further increase in cotton prices came late in the month on fears that Hurricane Frances may disrupt cotton supplies. This rally contradicted the previous downward trend in cotton prices. The sector was positive for September with gains from the corn and soybean markets offsetting losses in other markets. In a year when headline commodity indices are making strong gains, the grain markets continue to move lower. Ample supply and benign weather conditions have been factors suppressing grain prices.

Trading in the metals sector posted net losses for the quarter although there were gains posted in August. In July, price action in gold was negatively correlated with movements in the U.S. dollar. The lack of conviction is evident in the foreign exchange market and mixed signals on the U.S. economy may explain the recent trendless pattern in metals prices. Gains in copper positions were not enough to offset losses in other markets. The largest loss occurred in gold. In August, the metals sector was positive with a gold rally providing almost all of the returns for the month. There were losses in nickel. The sector was negative for September. Most metals prices moved up in the second part of the month, largely based on technical factors. Positions in copper and gold were profitable, but not enough to offset losses in the other metals markets.

Trading in stock indices posted a loss for the quarter. Contradictory economic figures along with weaker than expected earnings numbers continued to dampen any rally in the equities market. In Japan, the Nikkei traded down on reduced optimism about an economic recovery. Signs of slower economic growth in certain European countries pressured the Eurostoxx lower. The sector failed to register any components in positive territory with the largest loss coming from the Osaka Nikkei. Despite good profit reports for many companies in August, the threat of future declines did not allow the U.S., European and Japanese markets to gain any traction. Volatility is still extremely low in these markets but the absence of long-term trends has limited the Partnership's potential for profit. The largest gain was in the NASDAQ E-mini, while the largest loss was in the Nikkei. Opportunities in equity markets were limited throughout the quarter as volatility in many of the world's stock markets have registered multi-year lows.

The largest losses were posted in the currency sector. Trendless trading conditions in the foreign exchange markets persisted in July resulting in loses for the Partnership. The U.S. dollar began the month depreciating against the world's major currencies only to reverse course and rally midway through the month. A cautious Federal Reserve and mixed economic data provided little incentive for position taking. Lower liquidity conditions, which are normal in the summer time, may have played a role in the erratic price action. The best results from this sector were achieved in the Euro/British pound cross and the Brazilian real. The largest detractors from performance were the Euro and the Swiss franc. European currencies continued to experience volatile swings on an intra-month basis, after poor U.S. employment data, they gave back most of the gains they had made against the U.S. dollar. Due in part to weaker than expected British housing data, the British pound gave back all of its early gains against the U.S. dollar and other European currencies. The Japanese yen strengthened against the U.S. dollar. This was primarily attributed to the bounce in Japanese equities and the belief that high oil prices would not hurt the Japanese economy as much as initially feared. The largest gains came from the Brazilian real and the New Zealand dollar, while the largest losses were in the Japanese yen and the Euro. Trading in the foreign exchange market continues to be difficult this year as many of the world's major currencies remain stuck in broad ranges. The Japanese yen declined versus a broad set of currencies due to the perception that the Japanese economy is more likely to be harmed by rising crude oil prices than other economies. The largest gains came from the Euro/British pound cross and the Brazilian real. The largest losses were in British pound and the Swiss franc.

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

Trading in stock indices provided the Partnership with profits for the quarter. Most major stock indices were higher in July and August; however, it appeared that they did so in an almost reluctant fashion. This could be the effect of some of the lingering problems that still existed in the U.S., such as the large current account deficit, low savings rate, and excess corporate and personal debt. Better than expected earnings in the U.S. and increased foreign investment in Japan bolstered both the U.S. Nasdaq market and Japan's Osaka Nikkei market. The reluctant rise in global equities for the past few months reversed in September under the weight of the renewed skepticism of a global economic recovery causing the Partnership to return some profits.

The metals sector was also profitable for the quarter. Gold positions performed negatively in July since they have been trading in lock step with the Euro for the past few months. The strength in the U.S. dollar and weakness in the Euro has translated into lower gold prices. Gold's performance turned around in August and September on renewed buying interest from the speculative community and because of anticipated higher inflation as a result of the Federal Reserve's monetary policy and the U.S.'s increased budget deficits. The base metal complex had mixed results for the quarter due to volatile conditions which made trading difficult.

Interest rate futures trading incurred losses for the Partnership. The upward trend in bond prices that began in April of this year has ended. Economic releases, particularly in the U.S., have been positive. The Institute for Supply Management Index registered over 50 in July (51.8) for the first time since February. The Federal Reserve's Beige Book released at the end of the July showed improvement in U.S. manufacturing activity and new orders in June and July. Unfortunately, not all of the good economic news was to the Partnership's benefit. The optimism in Japan sent the price of the ten-year government bond spiraling down from massive liquidation as the ten-year interest rate tripled. This created the large losses in July, however the Partnership capitalized on the plummeting prices of Japanese ten-year government bonds in August. Unfortunately, the recovery of the Japanese ten-year government bonds in September caused great losses for the Partnership. Losses for the quarter were also generated from the U.S. ten-year and 30-year bonds and the European funds.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending proceedings to which the Partnership or MLAI is a party.

Item 2.     Changes in Securities and Use of Proceeds

            (a) None.
            (b) None.
            (c) None.
            (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. As of September 30, 2004, the Partnership has sold 7,680,362 units of limited partnership interest, with an aggregate price of $1,392,332,304.

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

               (b) Reports on Form 8-K.

               There were no reports on Form 8-K filed during the first nine months of fiscal 2004.

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


                              ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 By: MERRILL LYNCH ALTERNATIVE
                                     INVESTMENTS LLC
                                     (General Partner)


Date:  November 15, 2004      By  /s/ ROBERT M. ALDERMAN
                                 ----------------------
                                 Robert M. Alderman
                                 Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  November 15, 2004      By  /s/ MICHAEL L. PUNGELLO
                                 -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)