Form 10-K
period 2004-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2005-03-31
CIK 1005177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004
                                       or

                 / / Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-28928

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      13-3887922
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes /X/   No / /
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                                                Yes / /   No /X/
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: as of February 1, 2005, limited partnership units with an aggregate net asset value of $1,253,230,322 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2004 Annual Report and Report of Independent Registered Public Accounting Firm," the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II, Item 8 and
Part IV hereof and filed as an Exhibit herewith. The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-800-765-0995.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                       ANNUAL REPORT FOR 2004 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                PART I

Item 1.      Business                                                                                    1

Item 2.      Properties                                                                                  8

Item 3.      Legal Proceedings                                                                           9

Item 4.      Submission of Matters to a Vote of Security Holders                                         9

                                                PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
             Purchases of Equity Securities                                                              9

Item 6.      Selected Financial Data                                                                    10

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations      12

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                                 17

Item 8.      Financial Statements and Supplementary Data                                                22

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       22

Item 9A.     Controls and Procedures                                                                    22

Item 9B.     Other Information                                                                          22

             PART III

Item 10.     Directors and Executive Officers of the Registrant                                         23

Item 11.     Executive Compensation                                                                     24

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters                                             25

Item 13.     Certain Relationships and Related Transactions                                             25

Item 14.     Principal Accountant Fees and Services                                                     26

                                                PART IV

Item 15.     Exhibits and Financial Statement Schedules                                                 27

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

               Merrill Lynch Alternative Investments LLC ("MLAI"), formerly MLIM Alternative Strategies LLC ("MLIM AS LLC") is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill
Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch, is the Partnership's commodity broker. As used herein, the capitalized term "MLAI" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

               JWH(R) has been the sole trading advisor for the Partnership since inception. JWH(R) manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH(R) trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $3.3 billion in client capital as of December 31, 2004.

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

               As of December 31, 2004, the aggregate Net Asset Value of the Partnership was $1,371,799,115, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $260.33.

               Through December 31, 2004, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

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

               The Partnership applies a multi-strategy approach. MLAI has delegated to JWH(R) full discretionary authority over the selection of which JWH(R) Trading Programs to use for the Partnership and the leverage to be applied.

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

               All cash in a JWH(R) investment program is available to be used to trade in a JWH(R) program. The amounts committed to margin will vary from time to time. As capital in each JWH(R) trading program increases, additional emphasis and weighting may be placed on certain markets, which have historically demonstrated the greatest liquidity and profitability. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH(R) may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLAI will generally not be informed of any such changes.

               Adjustments to the size of trading positions taken in relation to account equity have been and continue to be an integral part of JWH(R)'s investment strategy. At its discretion, JWH(R) may adjust position size in relation to account equity in certain markets or entire programs. Position size in relation to account equity adjustments may be made at certain times for some accounts but not for others. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change position size in relation to account equity may positively or negatively affect performance, and will alter risk exposure for an account. Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such position size in relation to account equity adjustments will be to the financial advantage of investors in the Partnership. JWH(R) reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLAI.

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

               THE JOINT VENTURE AGREEMENT

               The advisory arrangement between the Partnership and JWH(R) is a joint venture ("Joint Venture"), a general partnership structure. The Joint Venture Agreement terminates December 31, 2005 subject to automatic one-year renewals, unless either the Partnership or JWH(R) elects not to renew.

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

               JWH(R) originally invested $100,000 in the Joint Venture. As of December 31, 2004, JWH(R)'s investment was valued at $262,469.

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

               ML credits the Partnership, as of the end of each month, with interest at the effective prevailing 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Partnership receives all interest paid on the short-term Treasury bills in which it invests.

               The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of Merrill Lynch. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because Merrill Lynch credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Partnership's U.S. dollar Available Assets to the maximum practicable extent in short-term U.S. Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Partnership, but MLAI would expect the amount of such interest to be less than that available to the Partnership under the offset account arrangements. The remaining U.S. dollar Available Assets of the Partnership would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Partnership.

               The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Partnership and the fee paid to the offset banks -- from the offset accounts have not exceeded 0.75% per annum of the Partnership's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI, respectively.

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

        CHARGES

        The following table summarizes the charges incurred by the Fund during 2004, 2003 and 2002.

                                         2004                               2003                               2002
                            -------------------------------    -------------------------------    -------------------------------
                                              % OF AVERAGE                       % OF AVERAGE                       % OF AVERAGE
                                DOLLAR       MONTH-END NET         DOLLAR       MONTH-END NET         DOLLAR       MONTH-END NET
        CHARGES                 AMOUNT           ASSETS            AMOUNT           ASSETS            AMOUNT           ASSETS
-------------------------   --------------   --------------    --------------   --------------    --------------   --------------
Brokerage
Commissions                 $   57,501,150             6.00%   $   30,474,397             6.04%   $   16,830,711             5.99%
Administrative Fees              2,889,337             0.30%        1,699,677             0.33%          731,770             0.26%
Ongoing Offering Costs             348,101             0.04%        1,198,256             0.24%           75,000             0.03%
                            --------------   --------------    --------------   --------------    --------------   --------------
Total                       $   60,738,588             6.34%   $   33,372,330             6.61%   $   17,637,481             6.28%
                            ==============   ==============    ==============   ==============    ==============   ==============

               The Partnership's average month-end Net Assets during 2004, 2003 and 2002 equaled $957,699,076, $504,717,470, and $280,746,315, respectively.

               In addition to the above charges, the Partnership and JWH(R) share in the profits of the Joint Venture based on equity provided that, 20% of the Joint Venture's quarterly New Trading Profits are allocated to JWH(R). For the years ended December 31, 2004, 2003 and 2002, JWH(R) received a profit share allocation of $38,968,456, $5,790,782, and $20,054,827 and earned interest of $83,034, $49,985 and $98,031, on such amounts, respectively.

                         DESCRIPTION OF CURRENT CHARGES

               The Partnership is subject to the following charges and priority profit allocation ("Profit Share"):

RECIPIENT         NATURE OF PAYMENT                    AMOUNT OF PAYMENT
MLPF&S                Brokerage commissions               A flat rate, monthly brokerage commissions
                                                          of 0.479 of 1% of the Joint Venture's
                                                          month-end assets (a 5.75% annual rate).

                                                          During 2004, 2003 and 2002, the round-turn
                                                          (each purchase and sale or sale and
                                                          purchase of a single futures contract)
                                                          equivalent rate of the Partnership's
                                                          flat-rate brokerage commissions was
                                                          approximately $110, $117, and $127.

MLPF&S                Use of Partnership assets           MLPF&S may derive certain economic benefit
                                                          from the deposit of certain of the
                                                          Partnership's U.S. dollar Available Assets
                                                          in offset accounts.

MLAI                  Administrative Fee                  A monthly administrative fee of 0.021 of
                                                          1% (a 0.25% annual rate) of the Joint
                                                          Venture's month-end assets is paid to
                                                          MLAI, which pays all routine
                                                          administrative expenses of the Joint
                                                          Venture, other than the Partnership's
                                                          ongoing offering costs and the actual cost
                                                          of the State of New Jersey annual filing
                                                          fee. This filing fee is assessed on a per
                                                          partner basis with a maximum charge of
                                                          $250,000 per year.

MLIB; Other           Bid-ask spreads                     Bid-ask spreads on forward and related
Counterparties                                            trades.

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

MLPF&S; Other         Extraordinary expenses              Actual payments to third parties; none
Third Parties                                             paid to third parties to date.

MLAI                  Ongoing offering costs              Actual costs incurred subject to
                      reimbursed                          limitation.

        REGULATION

               MLAI, JWH(R) and MLPF&S are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission ("SEC"). However, MLAI itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

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

               The Partnership's administrative office is the office of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs all administrative services for the Partnership from MLAI offices.

ITEM 3: LEGAL PROCEEDINGS

        MERRILL LYNCH

               Neither the Partnership nor MLAI has ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI or the Partnership.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5

        (a)    MARKET INFORMATION:

               There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

        (b)    HOLDERS:

               As of December 31, 2004, there were 34,674 holders of Units, including MLAI.

        (c)    DIVIDENDS:

               MLAI has not made, and does not contemplate making, any distributions on the Units.

        (d)    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
               PLANS:

               Not applicable.

Item 5(b)

               Not applicable.

Item 5(c)

               Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

                                                                 FOR THE YEARS ENDED DECEMBER 31,
INCOME STATEMENT DATA                  2004                2003                2002                2001                2000
------------------------------  ------------------  ------------------  ------------------  ------------------  ------------------
Revenues

Trading Profits (Loss):
  Realized                      $      151,296,416  $       24,882,048  $       88,906,578  $       43,747,023  $        9,945,923
  Change in Unrealized                  91,466,219          20,384,664          18,456,720         (35,627,391)         38,113,338
                                ------------------  ------------------  ------------------  ------------------  ------------------
  Total trading revenues               242,762,635          45,266,712         107,363,298           8,119,632          48,059,261
                                ------------------  ------------------  ------------------  ------------------  ------------------
Investment Income
Interest                                14,133,423           5,168,611           4,622,596           9,573,671          17,179,996
                                ------------------  ------------------  ------------------  ------------------  ------------------

Expenses:
  Brokerage Commissions                 57,501,150          30,474,397          16,830,711          15,061,052          21,916,843
  Administrative Fees                    2,889,337           1,699,677             731,770             654,829             750,433
  Ongoing Offering Costs                   348,101           1,198,256              75,000                   -             174,043
                                ------------------  ------------------  ------------------  ------------------  ------------------
  Total Expenses                        60,738,588          33,372,330          17,637,481          15,715,881          22,841,319
                                ------------------  ------------------  ------------------  ------------------  ------------------
Net Investment Loss                    (46,605,165)        (28,203,719)        (13,014,885)         (6,142,210)         (5,661,323)
                                ------------------  ------------------  ------------------  ------------------  ------------------

Income before Minority
 Interest and Profit Share
 Allocation and Minority
  Interest                             196,157,470          17,062,993          94,348,413           1,977,422          42,397,938

Profit Share Allocation                (39,051,490)         (5,840,767)        (20,152,858)         (5,986,223)         (2,594,804)
Minority Interest in (Income)
 Loss                                      (25,137)            (16,777)            (49,824)              3,746             (27,502)
                                ------------------  ------------------  ------------------  ------------------  ------------------
Net Income (Loss)               $      157,080,843  $       11,205,449  $       74,145,731  $       (4,005,055) $       39,775,632
                                ==================  ==================  ==================  ==================  ==================

BALANCE SHEET DATA               DECEMBER 31, 2004   DECEMBER 31, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
------------------------------  ------------------  ------------------  ------------------  ------------------  ------------------
Fund Net Asset Value            $    1,371,799,115  $      695,477,407  $      318,297,668  $      253,976,990  $      283,167,270
Net Asset Value per Unit        $           260.33  $           235.60  $           219.52  $           169.97  $           173.69
                                ------------------  ------------------  ------------------  ------------------  ------------------

        The following selected financial data has been derived from the audited consolidated financial statements of the Partnership:

                                                MONTH-END NET ASSET VALUE PER UNIT
      ----------------------------------------------------------------------------------------------------------------------
        JAN.      FEB.      MAR.      APR.      MAY       JUNE      JULY      AUG.      SEPT.     OCT.      NOV.      DEC.
      --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
2000  $ 147.98  $ 149.61  $ 143.39  $ 141.10  $ 139.63  $ 134.11  $ 129.33  $ 134.06  $ 124.33  $ 131.37  $ 148.57  $ 173.69
2001  $ 172.60  $ 171.38  $ 190.83  $ 172.29  $ 176.63  $ 168.12  $ 161.28  $ 170.97  $ 175.99  $ 183.39  $ 156.62  $ 169.97
2002  $ 168.42  $ 162.64  $ 154.17  $ 155.57  $ 168.98  $ 202.97  $ 217.66  $ 226.06  $ 240.00  $ 221.21  $ 206.54  $ 219.52
2003  $ 251.24  $ 269.78  $ 251.99  $ 258.85  $ 272.23  $ 248.88  $ 247.63  $ 256.91  $ 232.93  $ 213.37  $ 215.88  $ 235.60
2004  $ 244.57  $ 265.91  $ 251.68  $ 224.34  $ 210.08  $ 187.86  $ 183.46  $ 182.64  $ 201.36  $ 241.05  $ 268.07  $ 260.33

Pursuant to CFTC policy, monthly performance is presented from January 1, 2000, even though the units were outstanding prior to such date.

                  ML JWH STRATEGIC ALLOCATION PARTNERSHIP L.P.
                                DECEMBER 31, 2004

   TYPE OF POOL: Single-Advisor/Publicly-Offered/Not "Principal Protected"(1)
                       INCEPTION OF TRADING: July 15, 1996
                     AGGREGATE SUBSCRIPTIONS: $1,503,008,180
                     CURRENT CAPITALIZATION: $1,371,799,115
                   WORST MONTHLY DRAWDOWN:(2) (14.60)% (11/01)
            WORST PEAK-TO-VALLEY DRAWDOWN:(3) (31.32)% (3/04 - 8/04)

                                  MONTHLY RATES OF RETURN(4)
          -------------------------------------------------------------------------
          MONTH                   2004       2003       2002       2001       2000
          --------------------   ------     ------     ------     ------     ------
          January                  3.80%     14.45%     (0.91)%    (0.63)%     1.08%
          February                 8.73       7.38      (3.43)     (0.70)      1.10
          March                   (5.35)     (6.60)     (5.21)     11.35      (4.16)
          April                  (10.86)      2.72       0.91      (9.71)     (1.59)
          May                     (6.36)      5.17       8.62       2.51      (1.04)
          June                   (10.58)     (8.58)     20.11      (4.81)     (3.95)
          July                    (2.34)     (0.50)      7.24      (4.07)     (3.56)
          August                  (0.45)      3.75       3.86       6.00       3.65
          September               10.25      (9.33)      6.17       2.94      (7.26)
          October                 19.71      (8.40)     (7.83)      4.20       5.66
          November                11.21       1.17      (6.63)    (14.60)     13.10
          December                (2.89)      9.14       6.28       8.52      16.91
          Compound Annual
          Rate of Return          10.50%      7.33%     29.15%     (2.15)%    18.65%

               (1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Partnership has no such feature.

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 2000; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end experienced by the Partnership since January 1, 2000. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

               (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month, inclusive of subscription activity.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

               JWH(R)'s programs do not predict price movements. No fundamental economic supply demand analysis is used and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are used. Instead, the programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as JWH (R) base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

               If JWH(R)'s models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the JWH(R) programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Fund's positions while retaining most of the profits made from following the trend.

               In analyzing the performance of JWH(R)'s trend-following programs, economic conditions, political events, weather factors, etc., are not directly relevant because only market data has any input into JWH(R)'s trading results. Furthermore, there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements which the programs are designed to identify, the Partnership may miss the trend altogether.

               The following performance summary outlines certain major price trends which the JWH(R) programs have identified for the Partnership since inception. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH(R) will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

               This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

               While there can be no assurance that trading directed by JWH(R) will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

PERFORMANCE SUMMARY

2004

Interest Rates and Stock Indices      $    43,882,548
Agricultural Commodities                   20,007,411
Currencies                                 33,776,034
Energy                                    173,869,113
Metals                                    (27,936,564)
                                      ---------------
                                      $   243,598,542
                                      ===============

               The energy sector had the highest gains for this Partnership. The upward trend in crude oil prices and related products continued in their secular bull market trend, in a very volatile fashion. Colder than expected winter months, rising demand out of Asia, supply disruptions in Iraq, fears of worldwide terrorism, an active hurricane season in the U.S., and unrest in Nigeria, all seem to have contributed to supporting high prices throughout the year. The end of the year did witness a pull back from the all time highs in energy prices, possibly due to U.S. heating oil perceptions regarding the weather in the U.S. Northeast.

               Stock indices and interest rate futures posted the second highest gains for the Partnership. Stock indices had strong gains in the beginning and end of the year. The re-election of President Bush and the lack of any terrorist activity during the U.S. elections may have combined to decrease the uncertainty that had plagued the world equity markets. U.S., European and Japanese stocks rallied after the U.S. election and energy prices decreased. Early gains for the interest rate futures may have been based upon the U.S. Federal Reserve's accommodating interest rate policy being maintained. Interest rates in the European Central Bank community experienced a certain amount of downward pressure, due to a terrorist attack in Spain, which may have dampened confidence in local communities. German interest rates fell as bond prices rose after a report that German business confidence unexpectedly dropped to a nine month low as consumers curtailed their spending activity. The hawkish stance of the U.S. Federal Reserve combined with the expected concretionary effect of higher energy prices helped to push long-term interest rates lower and flatten the yield curve. The year ended on increased volatility in the currency and energy sectors which seemed to spill over to the debt markets and thereby may have negatively affected the Partnership's performance.

               The currency sector posted the third highest profit for the Partnership. The weakening U.S. dollar continued to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The strengthening in the U.S. dollar in mid-year attributed to losses. The U.S. dollar weakened again in October. As a result of the U.S. dollar's weakness, many currency markets were able to break out of their well-established trading ranges. The U.S. dollar's decline, which seems to have resulted from the uncertainty surrounding the outcome of the U.S. election, led to profitable currency trades for the Partnership. December marked the third consecutive annual decline of the dollar against both the euro and the yen.

               Agricultural sector posted gains for the Partnership. The best performers in the sector were corn, soybeans and soybean oil. The price of cotton continued to move lower due to the World Trade Organization's ruling in June that U.S. subsidies to U.S. farmers are illegal, paving the way for increased cotton planting in other countries. The only notable gain was in coffee, as prices rose to a four year high on expectations that global demand was outpacing production, mainly because Brazil, the world's top grower, harvested a small crop.

               The metals sector was the most unprofitable for the Partnership. Prices of base metals consolidated within certain ranges as the market weighed information that China's appetite for metals may be saturated as that country seems to be attempting to rein in rapid domestic growth. Precious metal prices fell steeply in the beginning of the second quarter as investors liquidated long positions which had been a hedge against the negative real rate of return environment in the U.S. The sector ended the year unprofitable as trading in the metals sector was mixed as the U.S. dollar's instability and economic data reports influenced trading. Gold hurt the metal sector's performance as it suffered its biggest decline in more than a year after trading near record highs. Gold's decline was possibly due to speculation over the prospects of continued dollar weakening. The largest loss occurred in silver.

2003

Interest Rates and Stock Indices      $    (6,638,594)
Agricultural Commodities                  (28,857,431)
Currencies                                110,263,071
Energy                                    (45,479,292)
Metals                                     15,978,958
                                      ---------------
                                      $    45,266,712
                                      ===============

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

               Stock indices and interest rate futures posted losses for the year, despite large gains in the first three quarters for interest rates and an overall profitable year for the stock indices. The majority of the gains for stock indices were received in June attributable to a weakening U.S. dollar. Investors sought higher yields than readily available in U.S. dollar denominated assets, this lead to the sale of U.S. dollars against major currencies. The latter half of the year posted gains initially primarily due to the Osaka Nikkei and the Nasdaq-E-Mini. The Osaka Nikkei then dropped amid heavy selling of Japanese bank stocks. The Osaka Nikkei continued its decline to end the fourth quarter and the profits in the Eurostoxx50, German Dax, and the Nasdaq-E-Mini were not enough to compensate for the loss. Interest rates continued to push lower during the first quarter as economic data for the fourth quarter 2002 announced an annual growth rate for the economy of only 1% for 2002. Consumer spending and confidence remained low and even the housing market stumbled in March. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict in Iraq triggered the liquidation of many fixed income investments hurting long exposures. The majority of the profits in the second quarter came from the Japanese ten-year government bonds, which continued to be a very vibrant market for trading. The optimism in Japan sent the price of the Japanese ten-year government bond spiraling down from massive liquidation as the ten-year interest rate tripled. This created the large losses in July, however the Partnership capitalized on the plummeting prices of Japanese ten-year government bonds in August. Unfortunately, the recovery of the Japanese ten-year government bonds in September caused significant losses for the Partnership. The rising interest rates that began mid-year only to reverse in September reversed again in October as interest rates started climbing once more. Terrorist activity in Saudi Arabia and Turkey cast a pall on the global economic recovery in November. Additionally, talk of tariffs from the United States provided more incentive for reducing short positions.

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

               The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) and the Profit Shares payable to the Advisor based on the new Trading Profits generated by the partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

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

        (The Partnership has no off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

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

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

               The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2004. During the fiscal year 2004, the Partnership's average capitalization was approximately $957,699,076. During the fiscal year 2003, the Partnership's average capitalization was approximately $504,717,470.

                                                                   DECEMBER 31, 2004
                                      --------------------------------------------------------------------------
                                        AVERAGE VALUE      % OF AVERAGE      HIGHEST VALUE AT   LOWEST VALUE AT
MARKET SECTOR                             AT RISK         CAPITALIZATION           RISK               RISK
                                      ----------------   ----------------    ----------------   ----------------
Interest Rates                        $    148,202,754              15.47%   $    211,838,811   $     69,568,572
Currencies                                  50,175,719               5.24%        117,645,627          4,141,229
Stock Indices                                5,729,844               0.60%         21,513,263              8,107
Metals                                      10,054,248               1.05%         45,391,384          1,273,306
Agricultural Commodities                     2,660,376               0.28%          7,125,453            799,741
Energy                                      10,778,367               1.13%         17,030,111          6,021,891
                                      ----------------   ----------------    ----------------   ----------------
                              Total   $    227,601,308              23.77%   $    420,544,649   $     81,812,846
                                      ================   ================    ================   ================

                                                                   DECEMBER 31, 2003
                                      --------------------------------------------------------------------------
                                        AVERAGE VALUE      % OF AVERAGE      HIGHEST VALUE AT   LOWEST VALUE AT
MARKET SECTOR                              AT RISK        CAPITALIZATION           RISK               RISK
                                      ----------------   ----------------    ----------------   ----------------
Interest Rates                        $     57,504,236              11.39%   $    104,712,809   $     26,665,064
Currencies                                  30,717,719               6.09%         68,676,013          8,548,835
Stock Indices                                2,187,059               0.43%          4,882,231             66,317
Metals                                       4,119,003               0.82%          8,159,832            420,291
Agricultural Commodities                     1,437,917               0.28%          3,890,147              7,506
Energy                                       3,503,970               0.69%          9,386,894            197,851
                                      ----------------   ----------------    ----------------   ----------------
                              Total   $     99,469,904              19.70%   $    199,707,926   $     35,905,864
                                      ================   ================    ================   ================

Material Limitations on Value at Risk as an Assessment of Market Risk

               The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership's trading. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- gives no indication of this "risk of ruin."

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

               The following qualitative disclosures regarding the Partnership's market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLAI and JWH(R) for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

               The following were the primary trading risk exposures of the Partnership as of December 31, 2004, by market sector.

               CURRENCIES.
               The Partnership trades in a large number of currencies. However, the Partnership's major exposures have typically been in the U.S. dollar/ Japanese yen, U.S. dollar/Swiss Franc, U.S. dollar/Euro and U.S. dollar/ British pound positions. MLAI does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

               INTEREST RATES.
               Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations -- e.g., New Zealand and Australia.

               STOCK INDICES.
               The Partnership's primary equity exposure is to G-7 equity index price movements. As of December 31, 2004, the Partnership's primary exposures were in the S&P 200, Nikkei (Japan) and DAX (Germany) stock indices. MLAI anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

               ENERGY.
               The Partnership's primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

               METALS.
               The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although JWH(R) trades base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. However, gold prices can be volatile, and JWH(R) has from time to time taken substantial positions, as it has perceived market opportunities to develop. MLAI anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

               AGRICULTURAL COMMODITIES.
               The Partnership's primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar and coffee accounted for a large portion of the Partnership's commodities exposure as of December 31, 2004. In the past, the Partnership has had material market exposure to grains and live cattle and may do so again in the future. However, MLAI anticipates that JWH(R) will maintain an emphasis on soybeans, grains, coffee and sugar, in which the Partnership has historically taken its largest positions.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

               The following were the only non-trading risk exposures of the Partnership as of December 31, 2004.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

TRADING RISK

               MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure; MLAI may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLAI basic risk control procedures consist simply of the ongoing process of monitoring JWH(R) with the market risk controls being applied by JWH(R) itself.

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

               The Partnership has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
     ML JWH STRATEGIC ALLOCATION FUND L.P.

Net Income by Quarter
Eight Quarters through December 31, 2004

                                  FOURTH            THIRD             SECOND             FIRST             FOURTH
                                 QUARTER           QUARTER           QUARTER            QUARTER           QUARTER
                                   2004              2004              2004               2004              2003
                             ---------------   ---------------   ---------------    ---------------   ---------------
Total Income (Loss)          $   355,285,750   $    82,400,606   $  (249,330,533)   $    68,540,233   $    24,184,230
Total Expenses                    20,653,296        13,696,032        12,945,797         13,443,461        10,139,784
                             ---------------   ---------------   ---------------    ---------------   ---------------
Net Income (Loss)            $   334,632,454   $    68,704,574   $  (262,276,330)   $    55,096,772   $    14,044,446
                             ===============   ===============   ===============    ===============   ===============

Net Income (Loss) per Unit   $        119.80   $         29.26   $       (137.19)   $         35.40   $          5.03

                                  THIRD              SECOND             FIRST
                                 QUARTER            QUARTER            QUARTER
                                   2003               2003               2003
                             ---------------    ---------------    ---------------
Total Income (Loss)          $   (30,850,923)   $    (1,434,358)   $    58,536,374
Total Expenses                     9,099,428          7,978,872         12,011,790
                             ---------------    ---------------    ---------------
Net Income (Loss)            $   (39,950,351)   $    (9,413,230)   $    46,524,584
                             ===============    ===============    ===============

Net Income (Loss) per Unit   $        (17.01)   $         (4.92)   $         29.89

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLAI promoted the Partnership and is its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There were no changes in or disagreements with Independent Registered Public Accounting Firm on accounting and financial disclosure.

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

ITEM 9B: OTHER INFORMATION

               Not applicable.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

               As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI. Trading decisions are made by JWH on behalf of the Partnership.

               The managers and executive officers of MLAI and their respective business backgrounds are as follows:

ROBERT M. ALDERMAN         Chief Executive Officer, President and Manager

STEVEN B. OLGIN            Vice President, Chief Operating Officer and Manager

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

JEFFREY F. CHANDOR         Manager

        Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

        Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

        Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

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

        As of December 31, 2004, the principals of MLAI had no investment in the Partnership, and MLAI's general partner interest in the Partnership was valued at $13,425,275.

        MLAI acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML Select Futures I L.P. and the Partnership. Because MLAI serves as the sole general partner of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI (while still known as MLIM Alternative Strategies LLC) acted as general partner of six public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

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

               None.

        (e)    BUSINESS EXPERIENCE:

               See Item 10(a) and (b) above.

        (f)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

        (g)    PROMOTERS AND CONTROL PERSONS:

               Not applicable.

        (h)    AUDIT COMMITTEE FINANCIAL EXPERT:

               Not applicable. (Neither the Partnership nor MLAI has an audit committee.)

               CODE OF ETHICS

               The Partnership has adopted a code of ethics, as of the end of the period covered by this report, that applies to the Partnership's (MLAI's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

ITEM 11: EXECUTIVE COMPENSATION

               The officers of MLAI are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates may also receive certain economic benefits from holding certain of the Partnership's U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                    As of December 31, 2004, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

        (b)    SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2004, MLAI owned 51,570 unit-equivalent general partnership interests, which was 0.98% of the total Units outstanding.

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

               Within the Merrill Lynch organization, MLAI is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI controls the management of the Partnership and serves as its promoter. Although MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI makes substantial profits from the Partnership due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLAI or any of its principals and the Partnership.

               MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

        (b)    CERTAIN BUSINESS RELATIONSHIPS:

               MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Partnership.

               In 2004, the Partnership expensed: (i) Brokerage Commissions of $57,501,150 to the Commodity Broker, which included $19,928,109 in Consulting Fees paid by the Commodity Broker to JWH(R); and (ii) Administrative Fees of $2,889,337 to MLAI. In addition, MLAI and its affiliates derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

               See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLAI affiliates and the Partnership.

        (c)    INDEBTEDNESS OF MANAGEMENT:

               The Partnership is prohibited from making any loans, to management or otherwise.

        (d)    TRANSACTIONS WITH PROMOTERS:

               Not applicable.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

        (a)    AUDIT FEES

               Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's consolidated financial statements as of and for the year ended December 31, 2004 were $50,000.

               Aggregate fees billed for these services for the year ended December 31, 2003 were $44,250.

        (b)    AUDIT-RELATED FEES

               There were no other audit-related fees billed for the years ended December 31, 2004 or 2003 related to the Partnership.

        (c)    TAX FEES

               Aggregate fees paid for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2004 were $50,000.

               Aggregate fees billed for these services for the year ended December 31, 2003 were $47,500.

        (d)    ALL OTHER FEES

               No fees were billed to Deloitte and Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2004 or 2003 for any other professional services in relation to the Partnership.

               Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approves all billings prior to the commencement of services.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                   PAGE
                                                                                                   ----
        1.     FINANCIAL STATEMENTS:

               Report of Independent Registered Public Accounting Firm                                1

               Consolidated Statements of Financial Condition as of December 31, 2004 and 2003        2

               For the years ended December 31, 2004, 2003 and 2002:
                   Consolidated Statements of Operations                                              3
                   Consolidated Statements of Changes in Partners' Capital                            4

               Consolidated Financial Data Highlights for the year ended December 31, 2004            5

               Notes to Consolidated Financial Statements                                          6-12

        2.     FINANCIAL STATEMENT SCHEDULES:

               Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         3.    EXHIBITS:

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION:               DESCRIPTION
---------------------      -------------------------------------------------------------------------
1.01                       Form of Selling Agreement among the Registrant, MLAI, MLPF&S and JWH(R).

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

10.01                      Form of Joint Venture Agreement among the Registrant, MLAI, MLPF&S and
                           JWH(R).

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

10.03                      Foreign Exchange Desk Service Agreement among Merrill Lynch Investment
                           Bank, MLAI, MLPF&S and the Partnership.

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

10.06                      Form of Investment Advisory Contract among the Registrant's joint venture with JWH(R), MLAI, and MLPF&S.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit 10.06 contained in the
                           Registrant's Registration Statement.

10.07                      Form of Custody Agreement among the Registrant's joint venture with JWH(R)
                           and MLPF&S.

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

13.01                      2004 Annual Report and Report of Independent Registered Public Accounting
                           Firm.

EXHIBIT 13.01:             Is filed herewith.

28.01                      Prospectus of the Partnership dated March 31, 2004.

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

                              ML JWH STRATEGIC ALLOCATION FUND L.P.

                              By: MERRILL LYNCH ALTERNATIVE INVESTMENTS
                                  LLC
                                  General Partner

                              By: /s/ROBERT M. ALDERMAN
                                  ---------------------
                              Robert M. Alderman
                              Chief Executive Officer, President and Manager (Principal Executive Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                     TITLE                                                    DATE
---------                     -----                                                    ----
/s/Robert M. Alderman         Chief Executive Officer, President and Manager           March 31, 2005
---------------------         (Principal Executive Officer)
Robert M. Alderman

/s/Steven B. Olgin            Vice President, Chief Operating Officer and Manager      March 31, 2005
------------------
Steven B. Olgin

/s/Michael L. Pungello        Vice President, Chief Financial Officer and Treasurer    March 31, 2005
----------------------        (Principal Financial and Accounting Officer)
Michael L. Pungello

/s/Jeffrey F. Chandor         Manager                                                  March 31, 2005
--------------------
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner of Registrant                                     March 31, 2005
Robert M. Alderman

By: /s/Robert M. Alderman
    ----------------------
    Robert M. Alderman
    Chief Executive Officer, President and Manager
    (Principal Executive Officer)

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 31, 2005
-----------------------

By: /s/ROBERT M. ALDERMAN
    ----------------------
    Robert M. Alderman
    Chief Executive Officer, President and Manager
    (Principal Executive Officer)

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

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 31, 2005
-----------------------

By: /s/MICHAEL L. PUNGELLO
    ----------------------
    Michael L. Pungello
    Vice President, Chief Financial Officer
    and Treasurer
    (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML JWH Strategic Allocation Fund L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Robert M. Alderman, Chief Executive Officer, President and Manager of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
-----------------------

By: /s/ROBERT M. ALDERMAN
    ----------------------
    Robert M. Alderman
    Chief Executive Officer, President and Manager
    (Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML JWH Strategic Allocation Fund L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof ( this "Report"), I, Michael L. Pungello, Vice President, Chief financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
-----------------------

By: /s/MICHAEL L. PUNGELLO
    ----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                      ML JWH STRATEGIC ALLOCATION FUND L.P.

                                 2004 FORM 10-K

                                INDEX TO EXHIBITS

                 EXHIBIT
                 -------
Exhibit 13.01    2004 Annual Report and Report of Independent Registered Public
                 Accounting Firm.