Form 10-Q
period 2005-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2005-05-16
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

           Delaware                                  13-3887922
---------------------------               -----------------------------
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

                                  609-282-6996
                   -------------------------------------------
              (Registrant's telephone number, including area code)

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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  MARCH 31,
                                                                    2005          DECEMBER 31,
                                                                 (UNAUDITED)          2004
                                                               ---------------   ---------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                     $ 1,177,407,065   $ 1,283,896,801
  Net unrealized profit on open contracts                           57,657,643       145,214,452
Accrued interest                                                     2,858,392         2,215,147
Subscriptions receivable                                                25,699            33,098
                                                               ---------------   ---------------

      TOTAL                                                    $ 1,237,948,799   $ 1,431,359,498
                                                               ===============   ===============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Brokerage commissions payable                                $     5,931,627   $     6,821,515
  Profit share payable                                                   6,363        39,051,490
  Redemptions payable                                                8,513,983        13,106,314
  Administrative fees payable                                          278,738           318,595
                                                               ---------------   ---------------

    Total liabilities                                               14,730,711        59,297,914
                                                               ---------------   ---------------

MINORITY INTEREST                                                      214,944           262,469
                                                               ---------------   ---------------

PARTNERS' CAPITAL:
General Partner (58,825 and 51,570 Units)                           12,540,390        13,425,275
Limited Partner (5,678,090 and 5,217,892 Units)                  1,210,462,754     1,358,373,840
                                                               ---------------   ---------------

    Total partners' capital                                      1,223,003,144     1,371,799,115
                                                               ---------------   ---------------

      TOTAL                                                    $ 1,237,948,799   $ 1,431,359,498
                                                               ===============   ===============
NET ASSET VALUE PER UNIT
(Based on 5,736,915 and 5,269,462 Units outstanding)           $        213.18   $        260.33
                                                               ===============   ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                FOR THE THREE     FOR THE THREE
                                                                MONTHS ENDED      MONTHS ENDED
                                                                  MARCH 31,         MARCH 31,
                                                                    2005              2004
                                                               ---------------   ---------------
TRADING REVENUE (LOSS):

  Trading profit (loss):
   Realized                                                    $  (159,267,497)  $   111,801,700
   Change in unrealized                                            (87,583,755)      (45,186,061)
                                                               ---------------   ---------------

     Total trading revenue (loss)                                 (246,851,252)       66,615,639
                                                               ---------------   ---------------
INVESTMENT INCOME

  Interest                                                           7,841,676         1,924,593
                                                               ---------------   ---------------
EXPENSES:

  Administrative fees                                                  824,312           728,957
  Brokerage commissions                                             17,521,677        12,366,403
  Ongoing offering costs                                                     -           348,101
                                                               ---------------   ---------------

     Total expenses                                                 18,345,989        13,443,461
                                                               ---------------   ---------------

NET INVESTMENT LOSS                                                (10,504,313)      (11,518,868)
                                                               ---------------   ---------------

  INCOME BEFORE MINORITY INTEREST AND
  PROFIT SHARE ALLOCATION                                         (257,355,565)       55,096,771

  Profit share allocation                                               (6,363)       (7,168,367)
  Minority interest in (income) loss                                    47,525           (16,366)
                                                               ---------------   ---------------

NET INCOME (LOSS)                                              $  (257,314,403)  $    47,912,038
                                                               ===============   ===============
NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
   and Limited Partner Units outstanding                             5,594,898         3,328,991
                                                               ===============   ===============

  Net income (loss) per weighted average
   General Partner and Limited Partner Unit                    $        (45.99)  $         14.39
                                                               ===============   ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

                                              GENERAL            LIMITED
                            UNITS             PARTNER           PARTNERS             TOTAL
                       ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
 December 31, 2003           2,951,915    $     8,182,951    $   687,294,456    $   695,477,407

Additions                      649,623             14,891        163,140,517        163,155,408

Net income                           -            557,610         47,354,428         47,912,038

Redemptions                    (51,000)                 -        (12,945,287)       (12,945,287)
                       ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
 March 31, 2004              3,550,538    $     8,755,452    $   884,844,114    $   893,599,566
                       ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
 December 31, 2004           5,269,462    $    13,425,275    $ 1,358,373,840    $ 1,371,799,115

Additions                      592,845          1,557,017        134,249,033        135,806,050

Net loss                             -         (2,441,902)      (254,872,501)      (257,314,403)

Redemptions                   (125,392)                 -        (27,287,618)       (27,287,618)
                       ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
 March 31, 2005              5,736,915    $    12,540,390    $ 1,210,462,754    $ 1,223,003,144
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

      Merrill Lynch Alternative Investments LLC ("MLAI"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of John W. Henry & Co., Inc., ("JWH(R)"), the trading advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge JWH(R) to reallocate positions in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice and trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

      Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                               JAN        FEB         MAR
                             --------   --------    --------
                     2004    $ 244.57   $ 265.91    $ 251.68
                     2005    $ 224.16   $ 213.19    $ 213.18

      PERFORMANCE SUMMARY

      January 1, 2005 to March 31, 2005

      The energy sector was the best performing sector for the Partnership. The quarter began with a loss due to higher energy prices. Events in the Middle East and bad weather dominated the sector's price action. Mid-quarter, energies rallied as commodity prices surged to a 24-year high due to signs of growing global demand for everything energy-related. London gas oil and crude oil led performance after the U.S. government reported an unexpected decline in U.S. oil stockpiles. This raised concerns that refineries would have insufficient supplies for making gasoline during peak summer demand. A Goldman Sachs prediction that crude oil prices could spike up to as high as $105 per barrel also bolstered the rise in oil prices. In addition, the International Energy Agency raised its prediction for global consumption for a third consecutive month, and forecasts of colder temperatures across Europe and the U.S. also helped to drive energy prices even higher.

      The agricultural commodities sector was profitable for the Partnership for the quarter. Wheat helped returns as prices fell, early in the quarter, to a 20-month low after a report showed that U.S. exports slowed when the European Union indicated it would subsidize exports of the grain for the first time since June 2003. Corn slightly boosted returns as prices fell to the lowest level since June 2001 on slumping demand for record supplies in the U.S., which is the world's largest producer and exporter of the grain. The forecasted dry season in Brazil was the driving factor behind the majority of the agricultural price movements mid-quarter.

      The Partnership was able to benefit from rising New York ("NY") coffee prices as production declined and stocks held by roasters and producers fell to their lowest level in 15 years. Profits from the rally in NY coffee caused by this forecast were enough to offset the combined losses in various other agricultural markets including corn, wheat and soybeans. Soybean prices rose in Chicago amid speculation that the four-week drought in Brazil will reduce the harvest of the world's second biggest crop. Wheat prices rose, later in the quarter, on speculation that importers will increase purchases of U.S. supplies.

      The stock indices sector was profitable for the quarter. Losses occurred in the beginning of the quarter resulting from a sell off in world equity markets, as stocks weakened because energy prices rose during January. Stock indices posted a gain mid-quarter as the Nikkei rallied on hopes that quicker U.S. growth would help Japan start an export-led economic recovery. However, at the end of the quarter, higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy. In addition, stocks dropped as American International Group Inc., the world's largest insurer, lost its top credit rating. In addition, General Motors, the world's third largest borrower, announced that it was forecasting its biggest quarterly loss since 1992. The largest gain was achieved in the Nasdaq e-mini, while the largest loss occurred in the Nikkei.

      The metals sector was unprofitable for the quarter. The loss in metals was due to the weakness in both gold and aluminum. Gold, which recently has had a strong inverse relationship with the U.S. dollar, came under pressure as the U.S. dollar strengthened throughout the beginning of the quarter. Aluminum sustained losses as supply increases in Shanghai put pressure on the market. The metals sector posted negative returns, as inflation fears in the U.S. pushed gold prices higher. Rising energy prices also bolstered the appeal of the precious metals as a hedge against inflation. London copper prices rose after government reports showed Japan's industrial production gained in January. The largest gain in this sector was achieved in copper, while the largest loss occurred in gold.

      The interest rate sector was unprofitable for the quarter. A significant portion of the losses were directly related to the fixed income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of increases in both energy prices and inflation expectations. On February 10th, the benchmark U.S. ten-year Treasury note fell from recent highs after jobless claims unexpectedly declined, exports rose, and the U.S. government sold $14 billion ten-year notes at a higher-than-expected yield, a sign of weak demand. Federal Reserve Chairman Alan Greenspan's testimony, prepared for the Senate Banking Committee, further added pressure to the sector as he stated that the decline in long-term interest rates during the past year "remains a conundrum". The release of a higher-than-expected Producer Price Index (+0.8 vs. +0.2) in the U.S. helped to spark inflation fears worldwide and added further to the fixed-income markets' decline. The largest loss occurred in the Japanese government bond.

      The currency sector was the most unprofitable sector in the quarter. The single most influential factor driving performance in this sector was the U.S. dollar. A significant portion of the loss in the beginning of the quarter was directly related to the strength of the U.S. dollar against most major currencies. The weak U.S. dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish. The weakness of the Japanese yen against the U.S. dollar mid-quarter also hurt performance. On February 10th, the U.S. dollar rose to a three-month high against the Japanese yen after a Commerce Department report showed the U.S. trade deficit narrowed in January from a previous record high. The recent dollar strength began when Federal Reserve Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink. Further adding to the Japanese yen's weakness were reports that showed Japanese household spending and industrial output had dropped in December 2004, and that Japan had officially fallen into a recession for the fourth time since 1991. Additional losses in this sector occurred as the Swiss franc rose against the U.S. dollar on speculation that the Swiss National Bank would raise its target interest rate. The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the Swiss franc.

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

      Item 2.   Changes in Securities and Use of Proceeds

                (a) None.
                (b) None.
                (c) None.
                (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 6,048,667 units of limited partnership interest. As of March 31, 2005, the Partnership has sold 8,744,575 units of limited partnership interest, with an aggregate price of $1,638,880,160.

                Effective May 21, 2004, the Partnership registered an additional 4,460,000 units of limited partnership interest.

                Effective March 31, 2005, the Partnership registered an additional 3,428,904 units of limited partnership interest.

      Item 3.   Defaults Upon Senior Securities

                None.

      Item 4.   Submission of Matters to a Vote of Security Holders

                None.

      Item 5.   Other Information

                None.

      Item 6.   Exhibits and Reports on Form 8-K.

                (a)  Exhibits

                There are no exhibits required to be filed as part of this report.

      Reports on Form 8-K.

                There were no reports on Form 8-K filed during the first three months of fiscal 2005.

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


                               ML JWH STRATEGIC ALLOCATION FUND L.P.

                                   By: MERRIL LYNCH ALTERNATIVE
                                        INVESTMENTS LLC
                                         (General Partner)


Date:  May 16, 2005            By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                 Robert M. Alderman
                                 Chief Executive Officer, President and Manager (Principal Executive Officer)


Date:  May 16, 2005            By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                 Michael L. Pungello
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)