Form 10-Q
period 2005-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2005-08-12
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005
                                -------------

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

            Delaware                                      13-3887922
------------------------------                 ---------------------------------
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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   JUNE 30,
                                                                                     2005            DECEMBER 31,
                                                                                  (UNAUDITED)            2004
                                                                                ----------------   ----------------
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                                         $  1,194,774,082   $  1,283,896,801
   Net unrealized profit on open contracts                                           106,868,875        145,214,452
Accrued interest                                                                       2,583,170          2,215,147
Subscriptions receivable                                                                  16,035             33,098
                                                                                ----------------   ----------------

      TOTAL ASSETS                                                              $  1,304,242,162   $  1,431,359,498
                                                                                ================   ================

LIABILITIES, PARTNERS' CAPITAL AND MINORITY INTEREST
LIABILITIES:
   Brokerage commissions payable                                                $      6,249,282   $      6,821,515
   Profit share payable                                                                    6,344         39,051,490
   Redemptions payable                                                                15,651,482         13,106,314
   Ongoing offering costs payable                                                         50,000                  -
   Administrative fees payable                                                           292,549            318,595
                                                                                ----------------   ----------------

      Total liabilities                                                               22,249,657         59,297,914
                                                                                ----------------   ----------------

PARTNERS' CAPITAL:
General Partner (59,018 and 51,570 Units)                                             12,548,931         13,425,275
Limited Partners (5,969,225 and 5,217,892 Units)                                   1,269,229,160      1,358,373,840
                                                                                ----------------   ----------------

      Total partners' capital                                                      1,281,778,091      1,371,799,115
                                                                                ----------------   ----------------

MINORITY INTEREST                                                                        214,414            262,469
                                                                                ----------------   ----------------
      TOTAL LIABILITIES, PARTNERS' CAPITAL AND MINORITY INTEREST                $  1,304,242,162   $  1,431,359,498
                                                                                ================   ================

NET ASSET VALUE PER UNIT
(Based on 6,028,243 and 5,269,462 Units outstanding)                            $         212.63   $         260.33
                                                                                ================   ================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       FOR THE THREE       FOR THE THREE        FOR THE SIX         FOR THE SIX
                                                       MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                         JUNE 30,            JUNE 30,            JUNE 30,            JUNE 30,
                                                           2005                2004                2005                2004
                                                     ----------------    ----------------    ----------------    ----------------
TRADING PROFITS (LOSSES):

   Realized                                          $    (39,603,041)   $   (171,209,177)   $   (198,870,538)   $    (59,407,477)
   Change in unrealized                                    49,176,344         (80,862,624)        (38,407,411)       (126,048,685)
                                                     ----------------    ----------------    ----------------    ----------------

      Total trading profits (losses)                        9,573,303        (252,071,801)       (237,277,949)       (185,456,162)
                                                     ----------------    ----------------    ----------------    ----------------

INVESTMENT INCOME:

   Interest                                                 8,590,728           2,741,267          16,432,404           4,665,860
                                                     ----------------    ----------------    ----------------    ----------------

EXPENSES:

   Administrative fees                                        833,516             602,658           1,657,828           1,331,615
   Brokerage commissions                                   17,733,360          12,343,137          35,255,037          24,709,540
   Ongoing offering costs                                     100,000                   -             100,000             348,101
                                                     ----------------    ----------------    ----------------    ----------------

      Total expenses                                       18,666,876          12,945,795          37,012,865          26,389,256
                                                     ----------------    ----------------    ----------------    ----------------
NET INVESTMENT LOSS                                       (10,076,148)        (10,204,528)        (20,580,461)        (21,723,396)
                                                     ----------------    ----------------    ----------------    ----------------
   LOSS BEFORE
   MINORITY INTEREST AND
   PROFIT SHARE ALLOCATION                                   (502,845)       (262,276,329)       (257,858,410)       (207,179,558)

   Profit share allocation                                         19             (16,750)             (6,344)         (7,185,117)
   Minority interest in (income) loss                             530              64,314              48,055              47,948
                                                     ----------------    ----------------    ----------------    ----------------

NET LOSS                                             $       (502,296)   $   (262,228,765)   $   (257,816,699)   $   (214,316,727)
                                                     ================    ================    ================    ================

NET LOSS PER UNIT:

   Weighted average number of General Partner
     and Limited Partners Units outstanding                 6,023,522           4,132,643           5,809,210           3,730,816
                                                     ================    ================    ================    ================

   Net loss per weighted average
     General Partner and Limited Partner Unit        $          (0.08)   $         (63.45)   $         (44.38)   $         (57.45)
                                                     ================    ================    ================    ================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

                                                            GENERAL               LIMITED
                                        UNITS               PARTNER               PARTNERS               TOTAL
                                 ------------------    ------------------    ------------------    ------------------
PARTNERS' CAPITAL,
   December 31, 2003                      2,951,915    $        8,182,951    $      687,294,456    $      695,477,407

Additions                                 1,526,678             1,565,071           363,296,697           364,861,768

Net loss                                          -            (1,826,389)         (212,490,338)         (214,316,727)

Redemptions                                (117,225)              (41,705)          (26,639,901)          (26,681,606)
                                 ------------------    ------------------    ------------------    ------------------

PARTNERS' CAPITAL,
   June 30, 2004                          4,361,368    $        7,879,928    $      811,460,914    $      819,340,842
                                 ==================    ==================    ==================    ==================

PARTNERS' CAPITAL,
   December 31, 2004                      5,269,462    $       13,425,275    $    1,358,373,840    $    1,371,799,115

Additions                                 1,098,572             1,593,722           237,385,962           238,979,684

Net loss                                          -            (2,470,066)         (255,346,633)         (257,816,699)

Redemptions                                (339,791)                    -           (71,184,009)          (71,184,009)
                                 ------------------    ------------------    ------------------    ------------------

PARTNERS' CAPITAL,
   June 30, 2005                          6,028,243    $       12,548,931    $    1,269,229,160    $    1,281,778,091
                                 ==================    ==================    ==================    ==================

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") and Joint Venture as of June 30, 2005, and the results of their operations for the three and six month periods ended June 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of JWH(R), the investment advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH(R) has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

                         JAN.        FEB.        MAR.        APR.        MAY         JUN.
               ----------------------------------------------------------------------------
               2004   $  244.57   $  265.91   $  251.68   $  224.34   $  210.08   $  187.86
               2005   $  224.16   $  213.19   $  213.18   $  190.18   $  208.05   $  212.63

Performance Summary

JANUARY 1, 2005 TO JUNE 30, 2005

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

April 1, 2005 to June 30, 2005

The Partnership posted trading profits for the quarter, with the currency and fixed income sectors reporting profits and the remaining sectors posting losses.

The currency sector posted substantial profit for the quarter despite losses early in the quarter due primarily to the strengthening of the Japanese yen. Soon afterward, France's rejection of the European Union constitution dampened expectations for economic growth in the region, resulting in the Euro's fall to a seven-month low against the U.S. dollar. The Euro also weakened against most other major currencies. The decline in the Euro was compounded by a report pronouncing a drop in European business confidence, and the weakening of the Swiss franc against the U.S. dollar. The quarter came to a positive close with the U.S. dollar posting its largest quarterly gain against the Euro since 2001. The widening spread between the two-year U.S. Treasury note and the German schatz, along with the rally of the U.S. dollar against the Japanese yen also contributed to positive returns.

The interest rate sector posted gains consistently throughout the quarter. Much of the positive return was attributed to the strength in both Germany's and Japan's fixed income markets. The benchmark German 10-year Bund reached record highs with the slowing of the European economy and resultant expectations of an interest rate reduction. Japan's government bond yields experienced record lows because of anticipated economic slowdowns for two main reasons; the projection that the demand for regional goods would wane because of a slowing U.S. economy, and record high oil prices were expected to take a serious toll on the nation.

Agricultural commodities experienced losses throughout the quarter. There was no discernable trend through the quarter, as most markets were marked by volatility. Cotton experienced gains in April before posting significant losses because of a swelling surplus. Further compounding losses was the poor performance of corn, the largest U.S. crop, as unseasonably cool and dry weather threatened the harvest. Coffee prices took a dive after the market overreacted to news of the first rainfall of the year in Vietnam. After it became apparent that the country's largest growing province continued to battle a drought, New York coffee emerged as the strongest performer for the remainder of the quarter. Soybeans also posted positive gains. However, the two positive contributors could not compensate for the losses incurred throughout the sector.

The metals sector was quite volatile during the quarter, ultimately posting a net loss. A decrease in the Institute for Supply Management Non-Manufacturing Business Activity Index in April initially caused base metal prices to fall, while precious metals continued to appreciate. Later, the Partnership was able to benefit from the decline in gold prices and simultaneous strengthening of the U.S. dollar. However, gold went on to experience significant volatility. Gold prices rose as crude oil surged, then dipped with the strengthening of the U.S. economy. Higher interest rates generally made investors more hesitant to hold gold and silver, which do not offer fixed returns. The quarter ended with a relatively strong performance from LME zinc.

Stock indices posted slight losses for all three months of the quarter. The sector's lackluster performance is primarily a result of the overall volatility of equity markets around the world. The quarter is more specifically defined by IBM's and 3M's underperformance, the downgrade in Ford's and GM's credit ratings, and the Federal Reserve's ninth consecutive hike in its benchmark interest rate. The Partnership achieved noteworthy gains in the Eurostoxx 50, while the greatest losses occurred in the Nasdaq e-mini.

The energy sector was the most unprofitable sector of the quarter. Although energy has trended upward in the recent past, a leap in U.S. supplies and OPEC output caused crude oil prices to take a 15% plunge in April. Additional speculation over the slowing of major economies, such as the U.S., Europe, and Japan, has also burdened sector performance. Crude oil temporarily rebounded when U.S. crude oil stockpiles fell and the Royal Dutch/Shell group announced the closing of two refinery units. However, just as it appeared that global demand for oil would peak to a record 86.4 million barrels a day in the 4th quarter, an Energy Department report informed investors of an unexpected surge in supplies because of increased productivity in refineries. Overall, all energy sector components were negative for the majority of the quarter.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.   Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML JWH Strategic Allocation Fund L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLAI is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. Effective October 14, 2003, the Partnership registered additional 2,738,667 units of limited partnership interest. Effective May 21, 2004, the Partnership registered additional 4,460,000 units of limited partnership interest. As of June 30, 2005, the Partnership has sold 9,250,302 units of limited partnership interest, with an aggregate price of $1,742,053,793.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

              (a) Exhibits

              There are no exhibits required to be filed as part of this report.

              (b)  Reports on Form 8-K.

              There were no reports on Form 8-K filed during the first six months of fiscal 2005.

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


                                   ML JWH STRATEGIC ALLOCATION FUND L.P.

                                      By: MERRILL LYNCH ALTERNATIVE
                                           INVESTMENTS  LLC
                                            (General Partner)


Date:  August 12, 2005             By /s/ ROBERT M. ALDERMAN
                                      ----------------------
                                      Robert M. Alderman
                                      Chairman, Chief Executive Officer and Manager
                                      (Principal Executive Officer)


Date:  August 12, 2005             By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (Principal Financial and Accounting Officer)