Form 10-Q
period 2005-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2005-11-14
CIK 1005177

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2005              2004
                                                           (UNAUDITED)
                                                          ---------------   ---------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                    $ 1,252,721,308   $ 1,283,896,801
  Net unrealized profit on open contracts                      71,179,808       145,214,452
Accrued interest                                                3,673,139         2,215,147
Subscriptions receivable                                           13,915            33,098
                                                          ---------------   ---------------

     TOTAL ASSETS                                         $ 1,327,588,170   $ 1,431,359,498
                                                          ===============   ===============

LIABILITIES, PARTNERS' CAPITAL AND MINORITY INTEREST:
LIABILITIES:
  Brokerage commissions payable                           $     6,361,149   $     6,821,515
  Profit share payable                                              6,318        39,051,490
  Redemptions payable                                          13,750,698        13,106,314
  Ongoing offering costs payable                                   50,000                 -
  Administrative fees payable                                     297,412           318,595
                                                          ---------------   ---------------

     Total liabilities                                         20,465,577        59,297,914
                                                          ---------------   ---------------

PARTNERS' CAPITAL:
 General Partner (61,381 and 51,570 Units)                     13,203,072        13,425,275
 Limited Partners (6,014,414 and 5,217,892 Units)           1,293,702,579     1,358,373,840
                                                          ---------------   ---------------

     Total partners' capital                                1,306,905,651     1,371,799,115
                                                          ---------------   ---------------

MINORITY INTEREST                                                 216,942           262,469
                                                          ---------------   ---------------
     TOTAL LIABILITIES, PARTNERS' CAPITAL
        AND MINORITY INTEREST                             $ 1,327,588,170   $ 1,431,359,498
                                                          ===============   ===============

NET ASSET VALUE PER UNIT
 (Based on 6,075,795 and 5,269,462 Units outstanding)     $        215.10   $        260.33
                                                          ===============   ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE     FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                 MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                     2005              2004              2005              2004
                                                ---------------   ---------------   ---------------   ---------------
TRADING PROFITS (LOSSES):

  Realized                                      $    59,880,490   $  (120,309,384)  $  (138,990,048)  $  (179,716,861)
  Change in unrealized                              (35,695,228)      199,026,396       (74,102,639)       72,977,711
                                                ---------------   ---------------   ---------------   ---------------

     Total trading profits (losses)                  24,185,262        78,717,012      (213,092,687)     (106,739,150)
                                                ---------------   ---------------   ---------------   ---------------

INVESTMENT INCOME:

  Interest                                           11,067,309         3,683,597        27,499,713         8,349,457
                                                ---------------   ---------------   ---------------   ---------------

EXPENSES:

  Brokerage commissions                              19,067,826        13,062,116        54,322,863        37,771,656
  Administrative fees                                   891,535           633,918         2,549,363         1,965,533
  Ongoing offering costs                                150,000                 -           250,000           348,101
                                                ---------------   ---------------   ---------------   ---------------

     Total expenses                                  20,109,361        13,696,034        57,122,226        40,085,290
                                                ---------------   ---------------   ---------------   ---------------

NET INVESTMENT LOSS                                  (9,042,052)      (10,012,437)      (29,622,513)      (31,735,833)
                                                ---------------   ---------------   ---------------   ---------------
  INCOME (LOSS) BEFORE MINORITY
  INTEREST AND PROFIT SHARE
  ALLOCATION                                         15,143,210        68,704,575      (242,715,200)     (138,474,983)

  Profit share allocation                                    26           (27,072)           (6,318)       (7,212,189)
  Minority interest in (income) loss                     (2,528)          (13,623)           45,527            34,325
                                                ---------------   ---------------   ---------------   ---------------

NET INCOME (LOSS)                               $    15,140,708   $    68,663,880   $  (242,675,991)  $  (145,652,847)
                                                ===============   ===============   ===============   ===============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
     and Limited Partners Units outstanding           6,132,334         4,772,849         5,916,918         4,078,161
                                                ===============   ===============   ===============   ===============

  Net income (loss) per weighted average
     General Partner and Limited Partner Unit   $          2.47   $         14.39   $        (41.01)  $        (35.72)
                                                ===============   ===============   ===============   ===============

See notes to consolidated financial statements.

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

                                                                      GENERAL          LIMITED
                                                     UNITS            PARTNER          PARTNERS            TOTAL
                                                ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  December 31, 2003                                   2,951,915   $     8,182,951   $   687,294,456   $   695,477,407

Additions                                             2,169,418         2,565,208       481,061,170       483,626,378

Net loss                                                      -        (1,157,625)     (144,495,222)     (145,652,847)

Redemptions                                            (188,417)          (41,705)      (40,105,978)      (40,147,683)
                                                ---------------   ---------------   ---------------   ---------------

PARTNERS' CAPITAL,
  September 30, 2004                                  4,932,916   $     9,548,829   $   983,754,426   $   993,303,255
                                                ===============   ===============   ===============   ===============

PARTNERS' CAPITAL,
  December 31, 2004                                   5,269,462   $    13,425,275   $ 1,358,373,840   $ 1,371,799,115

Additions                                             1,359,975         2,102,854       292,881,729       294,984,583

Net loss                                                      -        (2,325,057)     (240,350,934)     (242,675,991)

Redemptions                                            (553,642)                -      (117,202,056)     (117,202,056)
                                                ---------------   ---------------   ---------------   ---------------

PARTNERS' CAPITAL,
  September 30, 2005                                  6,075,795   $    13,203,072   $ 1,293,702,579   $ 1,306,905,651
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

                      ML JWH STRATEGIC ALLOCATION FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the "Partnership") as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     The General Partner, Merrill Lynch Alternative Investments LLC ("MLAI"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of John W. Henry ("JWH(R)"), the investment advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI may urge JWH(R) to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that JWH(R) has begun to deviate from past practice or trading policies or to be trading erratically, MLAI's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH(R) itself.

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

     The Partnership, in its normal course of business, enters into various contracts with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in "Net Unrealized profit on open contracts" on the Consolidated Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

                JAN          FEB          MAR          APR         MAY          JUN          JUL         AUG        SEP
             --------------------------------------------------------------------------------------------------------------
     2004    $  244.57    $  265.91    $  251.68    $  224.34   $  210.08    $  187.86    $  183.46   $  182.64   $  201.36
     2005    $  224.16    $  213.19    $  213.18    $  190.18   $  208.05    $  212.63    $  215.46   $  214.97   $  215.10

Performance Summary

JANUARY 1, 2005 TO SEPTEMBER 30, 2005

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

Agricultural commodities experienced losses all throughout the quarter. There was no discernable trend through the quarter, as most markets were marked by volatility. Cotton experienced gains in April before posting significant losses because of a swelling surplus. Further compounding losses was the poor performance of corn, the largest U.S. crop, as unseasonably cool and dry weather threatened the harvest. Coffee prices took a dive after the market overreacted to news of the first rainfall of the year in Vietnam. After it became apparent that the country's largest growing province continued to battle a drought, New York coffee emerged as the strongest performer for the remainder of the quarter. Soybeans also posted positive gains. However, the two positive contributors could not compensate for the losses incurred throughout the sector.

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

Stock indices posted slight losses for all three months of the quarter. The sector's lackluster performance is primarily a result of the overall volatility of equity markets around the world. The quarter is more specifically defined by IBM's and 3M's underperformance, the downgrade in Ford's and GM's credit ratings, and the Federal Reserve's ninth consecutive hike in its benchmark interest rate. The fund achieved noteworthy gains in the Eurostoxx 50, while the greatest losses occurred in the Nasdaq e-mini.

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

July 1, 2005 to September 30, 2005

The Partnership posted a gain for the quarter. Trading in the energy sector was the most profitable followed by stock indices, agriculture, and metals. Losses were posted in the currencies and interest rate sectors.

The energy sector was the solid performer for the Partnership during the quarter. Natural gas and crude oil had the most significant impact, but there were positive returns in every market traded. Economic growth in the two largest oil consumers, the U.S. and China, was a main contributor to the record prices. Hot weather in the Midwest and Northeast and Hurricanes Dennis and Emily in the South also influenced prices early in the quarter. Energies rose as fears mounted and were then confirmed about the possibility of Hurricane Katrina paralyzing U.S. oil output, refining and imports along the coast of the Gulf of Mexico. Eight refineries in Louisiana and Mississippi, accounting for more than 10 percent of U.S. refining capacity, were closed due to Hurricane Katrina. Natural gas prices reached record highs, as a result of Hurricane Katrina and then Hurricane Rita striking the gulf coast. Crude oil prices fell late in the quarter after the International Energy Agency said it expected to deliver at least 35 million barrels of oil and refined products to the U.S. by the end of October to help offset the lost production from rigs and refineries affected by the hurricanes. However, this was not enough to offset the profits from natural gas.

Trading in stock indices also posted gains for the Partnership. The Nikkei was the sector's top performer. Stocks rose early in the quarter as companies posted better than expected earnings while economic reports showed tame inflation and growth in retail sales. Japanese stocks rallied on the news that the European Central Bank upgraded its assessment of the Japanese economy, citing improved business confidence and greater company investments. The Nikkei continued to rise to a new four year high on signs that the world's second largest economy continued to grow. The Japanese economy has grown faster in 2005 than in the previous 15 years. Also helping to boost the Nikkei during the quarter was a report that showed that land prices in Tokyo rose for the first time in 15 years and a central bank official said deflation may end next quarter. Nevertheless, the sector's gains were limited as the majority of the world's equity markets weakened during the quarter on concerns that record oil prices, caused by Hurricanes Katrina and Rita.

Trading in agricultural commodities posted gains for the Partnership as well. New York coffee was the sector's best performer and cotton the worst. Coffee prices fell due to mild weather in Brazil, the biggest coffee producer, and plentiful supply for U.S. processors. New York coffee prices continued to fall as Brazil announced that its coffee harvest was larger than expected this year and that next year's crop would increase by 26 percent. Gains were limited as New York coffee futures rose after flooding caused by Hurricane Katrina put bean inventories at risk in New Orleans, the second largest coffee port in the U.S. Soybean prices fell as expectation that August rains revived crops stressed by hot, dry weather in June and July. Corn also helped the sector's performance as prices fell on continued expectations for the second biggest U.S. crop ever. Wheat futures for December delivery rose 9.8 percent in September as U.S. production fell more than expected because of a disease in the spring crop in the Great Plains.

The metals sector posted nominal gains despite losses posted in the first half of the quarter. Gold prices fell early in the quarter as the U.S. dollar strengthened, reducing the metal's appeal as an alternative investment. However, the positive performance of copper limited losses within the sector. Stronger global economic data increased speculation that demand for metals may increase. The cumulative effects of violent price action in the currencies and fixed income markets, along with the market impact of Hurricane Katrina, led gold to under perform mid-quarter; however late in the quarter gold rallied and reached a 17 year high amid concerns about rising consumer prices and energy costs. Higher energy prices that resulted from Hurricanes Katrina and Rita sparked inflationary worries and drove gold prices higher making the precious metal a good potential hedge against inflation.

Trading in the currency sector posted losses for the Partnership despite gains early in the quarter. China revalued its yuan for the first time in a decade. The Partnership profited as the U.S. dollar continued to benefit from the growing yield advantage against the Japanese yen, British pound and Swiss franc. U.S. economic data, such as higher than expected durable goods orders, suggested that growth might accelerate in the second half of the year. Weakness in the British pound against the U.S. dollar helped performance, but its decline against the Euro detracted from performance. The U.S. dollar fell mid-quarter against the Euro and the Japanese yen as a result of speculation that the record high oil prices would slow U.S. economic growth thereby reducing expectations for how much the Federal Reserve will raise interest rates this year. The U.S. dollar's weakness was further exacerbated after manufacturing in the Chicago region unexpectedly shrank for the first time since April 2004. The weakness in the U.S. dollar was further compounded by strength in the Japanese yen. Once it became evident that the Federal Reserve would continue to raise interest rates and thus keep its yield advantage, the U.S. dollar reversed its losing trend and began to rally. While the sector's performance suffered as the U.S. dollar rallied against the Euro, Swiss franc and British pound, it was able to limit the losses with its performance against the Japanese yen and the Brazilian real.

The largest losses were posted in the interest rate sector. Stronger than expected economic growth in the U.S., Europe and Japan caused a sell off in global bond markets. U.S. treasuries fell as reports showed the economy may be growing fast enough to spur inflation. The yield on Japan's government bonds rose on signs that Japan's economic recovery could be sustainable. Meanwhile, German 10-year bunds, Europe's benchmark, fell as various European government reports on manufacturing factory orders and exports rose, beating expectations. Further pressure was placed on European fixed income markets as French unemployment unexpectedly dropped. In the U.S., speculation grew that growth in the world's largest economy was strong enough to prompt the Federal Reserve to keep hiking interest rates into next year. In Japan, Japanese government bonds fell to levels not seen since March as the Japanese economy appeared to be accelerating faster than expected. However, as it became apparent that Hurricane Katrina would make landfall and cause widespread damage to the U.S. gulf coast region and its industries, global bond markets rallied. The German 10-year bund continued to fall on concerns record high energy prices would slow the Euro region's economy. The U.S. fixed income sector suffered as volatility caused by the hurricanes took its toll. Global fixed income markets all suffered loses after having rallied in the wake of Hurricane Katrina. U.S. treasuries fell as it became apparent that the Federal Reserve not only had no intention of taking a pause in raising interest rates, but was actually more concerned with the possibility of rising inflation than the possibility of a slow down in the economy caused by the hurricanes. The German bund continued to suffer losses as inflation in the 12 nations using the Euro accelerated in September to the fastest pace in more than a year due to record high energy prices.

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

The largest losses were posted in the currency sector. Trendless trading conditions in the foreign exchange markets persisted in July resulting in losses for the Partnership. The U.S. dollar began the month depreciating against the world's major currencies only to reverse course and rally midway through the month. A cautious Federal Reserve and mixed economic data provided little incentive for position taking. Lower liquidity conditions, which are normal in the summertime, may have played a role in the erratic price action. The best results from this sector were achieved in the Euro/British pound cross and the Brazilian real. The largest detractors from performance were the Euro and the Swiss franc. European currencies continued to experience volatile swings on an intra-month basis, after poor U.S. employment data, they gave back most of the gains they had made against the U.S. dollar. Due in part to weaker than expected British housing data, the British pound gave back all of its early gains against the U.S. dollar and other European currencies. The Japanese yen strengthened against the U.S. dollar. This was primarily attributed to the bounce in Japanese equities and the belief that high oil prices would not hurt the Japanese economy as much as initially feared. The largest gains came from the Brazilian real and the New Zealand dollar, while the largest losses were in the Japanese yen and the Euro. Trading in the foreign exchange market continues to be difficult this year as many of the world's major currencies remain stuck in broad ranges. The Japanese yen declined versus a broad set of currencies due to the perception that the Japanese economy is more likely to be harmed by rising crude oil prices than other economies. The largest gains came from the Euro/British pound cross and the Brazilian real. The largest losses were in British pound and the Swiss franc.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            (a) None.
            (b) None.
            (c) None.
            d) The Partnership originally registered 2,000,000 units of limited partnership interest. The Partnership subsequently registered an additional 3,310,000 units of limited partnership interest. Effective October 14, 2003, the Partnership registered additional 2,738,667 units of limited partnership interest. Effective May 21, 2004, the Partnership registered additional 4,460,000 units of limited partnership interest. As of September 30, 2005, the Partnership has sold 9,511,705 units of limited partnership interest, with an aggregate price of $1,798,058,693.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K.

              (a) Exhibits

              The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

  31.01 and
  31.02       Rule 13a-14(a)/15d-14(a) Certifications

  EXHIBIT 31.01
  AND 31.02:  Are filed herewith.

  32.01 and
  32.02       Section 1350 Certifications

  EXHIBIT 32.01
  AND 32.02   Are filed herewith.

              (b) Reports on Form 8-K.

              There were no reports on Form 8-K filed during the first nine months of fiscal 2005.

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


                                 ML JWH STRATEGIC ALLOCATION FUND L.P.

                                    By: MERRILL LYNCH ALTERNATIVE
                                        INVESTMENTS LLC
                                         (General Partner)


Date: November 14, 2005          By /s/ ROBERT M. ALDERMAN
                                    ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date: November 14, 2005          By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                   Michael L. Pungello
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial and Accounting Officer)