Form 10-K
period 2005-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2006-03-31
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

or

☐ Transition Report Pursuant to Section 13 or

15(d) of the Securities Exchange Act of 1934

Commission file number: 0-28928

ML JWH STRATEGIC ALLOCATION FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3887922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark  if the  registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 1, 2006, limited partnership units with an aggregate net asset value of $1,205,841,861 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2005 Annual Report and Report of  Independent Registered Public Accounting Firm, the annual report  to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. The annual reports are available free of charge by contacting Alternative Investments Client Services at
1-877-465-8435.

ML JWH STRATEGIC ALLOCATION FUND L.P.

ANNUAL REPORT FOR 2005 ON FORM 10-K

PART I

Item 1: Business

(a)           General Development of Business:

ML JWH Strategic Allocation Fund L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and began trading operations on July 15, 1996. The Partnership trades in the international futures and forward markets applying multiple proprietary trading strategies under the direction of John W. Henry & Company, Inc. (“JWH ®”).

Merrill Lynch Alternative Investments LLC (“MLAI”), is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP (“MLIM”), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker.

Through a joint venture with the Partnership, JWH® has been the sole trading advisor for the Partnership since inception. JWH® manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals. JWH® trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $2.6 billion in client capital as of December 31, 2005.

The Partnership may offer its units of limited partnership interest (“Units”), when available for sale, as of the beginning of each month. Investors whose subscriptions are accepted during a month are admitted to the Partnership as Limited Partners as of the beginning of the following month, acquiring Units at the Net Asset Value per Unit as of the date of admission. Investors’ customer securities accounts are debited in the amount of their subscriptions on a single monthly settlement date within approximately five business days of the issuance of their Units.

As of December 31, 2005, the aggregate Net Asset Value of the Partnership was $1,234,151,526, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $205.50.

Through December 31, 2005, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

(b)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Partnership does not engage in sales of goods or services.

 (c)          Narrative Description of Business:

General

The Partnership trades in the international futures, options on futures and forward markets applying the multiple proprietary trading strategies (“Programs”) of JWH®. In managing the Partnership’s trading, JWH® uses its “JWH® Strategic Allocation Program” in which JWH® selects, allocates and reallocates Partnership assets in different combinations of its JWH® Programs. The Partnership’s primary objective is achieving, through speculative trading, substantial long-term capital appreciation. At the same time, the use of multiple JWH® Programs has the potential to reduce the expected volatility and risk of loss, which would typically be associated with the use of any single Program.

The Partnership applies a multi-strategy approach. MLAI has delegated to JWH® full discretionary authority over the selection of which JWH® Trading Programs to use for the Partnership and the leverage to be applied.

One of the objectives of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners’ portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership’s returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

Leverage Considerations

The larger the Partnership’s market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which the Partnership is said to be trading. In general, the larger the Partnership’s market commitment, the profit potential increases, as well as the risk of loss. JWH® adjusts the Partnership’s market commitment to levels, which JWH® believes are consistent with the Partnership’s desired internal risk/reward profile. For example, in volatile markets, JWH® might decide — in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential — that the positions ordinarily appropriate for a $50 million allocation are all a $75 million allocation should acquire. On the other hand, market factors might cause JWH® to decide — in order to increase market exposure and, accordingly, profit potential as well as risk of loss — that the positions ordinarily indicated for a $100 million allocation are appropriate for an allocation of only $50 million. JWH® monitors and adjusts on an ongoing basis the leverage at which the Strategic Allocation Program trades; position size in relation to account equity can range from 50% to 150% of standard program trading levels.

At certain times — often after substantial gains in several of the Programs — JWH® may conclude that the Partnership’s portfolio offers more risk than reward. If so, JWH® may reduce the Partnership’s market commitment, both taking profits and controlling risk. Conversely, JWH® may commit more than the total assets of the Partnership to the markets if the profit potential seems to justify the added risk.

John W. Henry & Company, Inc.

Background

John W. Henry & Company began managing assets in 1981 as a sole proprietorship and was later incorporated in the State of California as John W. Henry & Co., Inc. to conduct business as a commodity trading advisor. JWH® reincorporated in Florida in 1997. JWH®’s principal offices are at 301 Yamato Road, Suite 2200, Boca Raton, Florida, 33431-4931. JWH®’s registration as a commodity trading advisor became effective in November 1980. JWH® is a member of the National Futures Association (“NFA”) in this capacity.

Trading Strategy

The following description of JWH®’s trading strategy relates to JWH® generally and not to the Partnership itself.

General

JWH® specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH® has developed and implemented proprietary trend-following trading techniques that focus on long-term rather than short-term, day-to-day trends. JWH® currently operates eleven trading programs.

Implementing the Program

The first step in the JWH® investment process is the identification of sustained price movements — or trends — in a given market. While there are many ways to identify trends, JWH® uses mathematical models that attempt to distinguish real trends from interim volatility. It also presumes that trends often exceed in duration the expectation of the general marketplace.

JWH®’s historical performance demonstrates that because trends often last longer than most market participants expect, significant returns can be generated from positions held over a long period of time. JWH® focuses on attempting to implement a trading methodology, which identifies a majority of the significant, as opposed to the more numerous small, price trends in a given market.

JWH® attempts to pare losing positions relatively quickly while allowing profitable positions to mature. Most losing positions are closed within a few days or weeks, while others — those where a profitable trend continues —are retained. Positions held for two to four months are not unusual, and positions have been held for more than one year. Historically, only 30% to 40% of all trades made pursuant to the investment methods have been profitable. Large profits on a few trades in positions that typically exist for several months have produced favorable results overall.

The greatest cumulative percentage decline in daily net asset value, which JWH® has experienced in any single program, was nearly sixty percent on a month-to-month composite basis since its inception. Investors in the Partnership should understand that similar or greater drawdowns are possible in the future.

To reduce exposure to volatility in any particular market, most JWH® programs participate in several markets at one time. In total, JWH® participates in up to 80 markets, encompassing interest rates, foreign exchange, and commodities such as agricultural products, energy and precious metals.

JWH® at its sole discretion may override computer-generated signals, and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively. This could occur, for example, when JWH® determines that markets are illiquid or erratic, which may occur cyclically during holiday seasons or on the basis of irregularly-occurring market events. Subjective aspects of JWH®’s quantitative models also include the determination of the size of the position in relation to account equity, when an account should commence trading, investments of assets provided through additions and reallocations, markets traded, contracts and contract month selection, and effective trade execution.

Program Modifications

Proprietary research is conducted on an ongoing basis to refine the JWH® investment strategies. The potential benefits of employing more than one investment methodology, varying combinations, applying investment methodologies in varying combinations, and the possible substitution of alternative investment methodologies with respect to particular contracts may be assessed through testing different methodologies, along with the possible benefits of such modifications to improve program performance over historical levels. Extensive research may suggest substitution of alternative investment methodologies with respect to particular contracts in light of relative differences in historical performance achieved through testing different methodologies. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, modifying style and/or timing used in a program, the addition or deletion of particular contracts for a program or a change in the degree of leverage employed. However, most investment programs maintain a consistent portfolio composition to allow opportunities in as many major market trends as possible.

All cash in a JWH® investment program is available to be used to trade in a JWH® program. The amounts committed to margin will vary from time to time. As capital in each JWH® trading program increases, additional emphasis and weighting may be placed on certain markets, which have historically demonstrated the greatest liquidity. Furthermore, the weighting of capital committed to various markets in the trading programs is dynamic, and JWH® may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant. MLAI will generally not be informed of any such changes.

Adjustments to the size of trading positions taken in relation to account equity have been and continue to be an integral part of JWH®’s investment strategy. At its discretion, JWH® may adjust position size in relation to account equity in certain markets or entire programs. Position size in relation to account equity adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions. Such decisions to change position size in relation to account equity may positively or negatively affect performance, and will alter risk exposure for an account. Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense. No assurance is given that such position size in relation to account equity adjustments will be to the financial advantage of investors in the Partnership. JWH® reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLAI.

Addition, Redemption and Reallocation of Capital for Commodity Pool or Partnership Accounts

Investors purchase or redeem Units at Net Asset Value (“NAV”) on the close of business on the last business day of the month. In order to provide market exposure commensurate with the Partnership’s equity on the date of these transactions, JWH®’s general practice is to adjust positions as near as possible to the close of business on the last trading date of the month. The intention is to provide for additions and redemptions at a NAV that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month. Therefore, JWH® may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading. Based on JWH®’s determination of liquidity or other market conditions, JWH® may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month. No assurance is given that JWH® will be able to achieve the objectives described above in connection with Partnership equity level changes. The use of discretion by JWH® in the application of this procedure may affect performance positively or negatively.

Physical and Cash Commodities

JWH® may from time to time trade in physical or cash commodities for immediate or deferred delivery, including specifically gold bullion, as well as futures and forward contracts when JWH® believes that cash markets offer comparable or superior market liquidity or the ability to execute transactions at a single price. The Commodity Futures Trading Commission (“CFTC”) does not regulate cash transactions, which are subject to the risk of these entities’ failure, inability or refusal to perform with respect to such contracts.

The Joint Venture Agreement

The advisory arrangement between the Partnership and JWH® is a joint venture (“Joint Venture”), a general partnership structure. The Joint Venture Agreement terminates on December 31, 2006 subject to automatic one-year renewals, unless either the Partnership or JWH® elects not to renew.

The Partnership has agreed to indemnify JWH® and related persons for any claims or proceedings involving the business or activities of the Partnership, provided that the conduct of such persons does not constitute negligence, misconduct or breach of the Joint Venture Agreement or of any fiduciary obligation to the Partnership and was done in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the Partnership.

JWH® and related persons will not be liable to the Joint Venture, the Partnership or any of the Partners in connection with JWH®’s management of the Partnership’s assets except (i) by reason of acts or omissions in breach of the Joint Venture Agreement, (ii) due to their misconduct or negligence, or (iii) by reason of not having acted in good faith and in the reasonable belief that such actions or omissions were in, or not opposed to, the best interests of the Partnership. Mr. John W. Henry will not be liable except for his fraud or willful misconduct.

JWH® originally invested $100,000 in the Joint Venture. As of December 31, 2005, JWH®’s investment was valued at $207,307.

The Partnership and the Joint Venture are herein collectively referred to as the “Partnership” unless the context otherwise requires.

Use of Proceeds and Cash Management Income

Subscription Proceeds.

The Partnership’s cash is used as security for and to pay the Partnership’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit JWH® to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership’s assets are also generally available for cash management, as more fully described below under “Available Assets.”

Market Sectors.

The Partnership trades in a diversified group of markets under the direction of JWH®. JWH® can, and does, from time to time, materially alter the allocation of its overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by JWH® or the rapidity with which JWH® may alter its market sector allocations.

Market Types.

The Partnership trades on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Partnership’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership.

In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and unregulated — differ substantially from time to time as well as over time. The Partnership has no policy restricting its relative commitments to any of these different types of markets, although generally the bulk of the Partnership’s trading takes place on regulated exchanges.

Custody of Assets.

All of the Partnership’s assets are currently held in customer accounts at MLPF&S.

Available Assets.

The Partnership earns income, as described below, on its “Available Assets,” which can be generally described as the cash actually held by the Partnership. Available Assets are held primarily in U.S. dollars and are comprised of the Partnership’s cash balances held in the offset accounts (as described below), which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership’s account on a daily basis and the Partnership’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Partnership does not earn interest on, the Partnership’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Partnership’s Available Assets may be greater than, less than or equal to the Partnership’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Partnership’s U.S. Dollar Available Assets.

The following description relates to the Partnership’s U.S. dollar Available Assets.

The Partnership’s U.S. dollar Available Assets are held in cash in offset accounts or may be invested in short-term U.S. Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

Merrill Lynch credits the Partnership, as of the end of each month, with interest at the effective prevailing 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Partnership receives all interest paid on the short-term Treasury bills in which it invests.

The use of the offset account arrangements for the Partnership’s U.S. dollar Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks’ continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of Merrill Lynch. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because Merrill Lynch credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Partnership’s U.S. dollar Available Assets to the maximum practicable extent in short-term U.S. Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Partnership, but MLAI would expect the amount of such interest to be less than that available to the Partnership under the offset account arrangements. The remaining U.S. dollar Available Assets of the Partnership would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Partnership.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Partnership and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Partnership’s average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Partnership’s Non-U.S. Dollar Available Assets.

Under the single currency margining system implemented for the Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any. MLPF&S provides the necessary margin, permitting the Partnership to retain the monies which would otherwise be required for such margin as part of the Partnership’s U.S. dollar Available Assets. The Partnership does not earn interest on foreign margin deposits provided by MLPF&S. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Partnership is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Partnership. Merrill Lynch charges the Partnership Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

The Partnership holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Partnership’s U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Partnership while held in foreign currencies are subject to exchange rate risk.

Charges

The following table summarizes the charges incurred by the Fund during 2005, 2004 and 2003.

	2005		2004		2003
		% of Average		% of Average		% of Average
	Dollar	Month-End Net	Dollar	Month-End Net	Dollar	Month-End Net
Charges	Amount	Assets	Amount	Assets	Amount	Assets
Brokerage
Commissions	$73,622,017	5.81%	$57,501,150	6.00%	$30,474,397	6.04%
Administrative Fees	3,450,957	0.27%	2,889,337	0.30%	1,699,677	0.33%
Ongoing Offering Costs	475,000	0.04%	348,101	0.04%	1,198,256	0.24%
Total	$77,547,974	6.12%	$60,738,588	6.34%	$33,372,330	6.61%

The Partnership’s average month-end Net Assets during 2005, 2004 and 2003 equaled $1,266,792,130, $957,699,076, and $504,717,470, respectively.

In addition to the above charges, the Partnership and JWH® share in the profits of the Joint Venture based on equity provided that 20% of the Joint Venture’s quarterly New Trading Profits are allocated to JWH®. For  the years ended December 31, 2005, 2004 and 2003, JWH® received a profit share allocation of $0, $38,968,456, and $5,790,782 and earned interest of $6,312, $83,034 and $49,985,  on such amounts, respectively.

Description of Current Charges

The Partnership is subject to the following charges and priority profit allocation (“Profit Share”):

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions	A flat rate, monthly brokerage commissions of 0.479 of 1% of the Joint Venture’s month-end assets (a 5.75% annual rate).

During 2005, 2004 and 2003, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Partnership’s flat-rate brokerage commissions was approximately $154, $110, and $117.

MLPF&S	Use of Partnership assets	MLPF&S may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar Available Assets in offset accounts.

MLAI	Administrative Fee

A monthly administrative fee of 0.021 of 1% (a 0.25% annual rate) of the Joint Venture’s month-end assets is paid to MLAI, which pays all routine administrative expenses of the Joint Venture, other than the Partnership’s ongoing offering costs and the actual cost of the State of New Jersey annual filing fee. This filing fee is assessed on a per partner basis with a maximum charge of $250,000 per year.

MLIB; Other Counterparties	Bid-ask spreads	Bid-ask spreads on forward and related trades.

JWH®	Profit Share

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

JWH®	Consulting Fees	MLPF&S pays JWH® annual Consulting Fees of 2% of the Partnership’s average month-end assets, after reduction for a portion of the Brokerage Commissions.

MLPF&S; Other Third Parties	Extraordinary expenses	Actual payments to third parties; none paid to third parties to date.

MLAI	Ongoing offering costs reimbursed	Actual costs incurred subject to limitation.

Regulation

MLAI, JWH® and MLPF&S are each subject to regulation by the CFTC and the NFA. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (“SEC”). However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

(i) through (xii) — not applicable.

(xiii) The Partnership has no employees.

(d)           Financial Information about Geographic Areas:

The Partnership and the Joint Venture do not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenues derived from customers in foreign countries. The Partnership does, however, trade from the United States on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 1A:Risk Factors

The Large Size of the Partnership’s Trading Positions Increases the Risk of Sudden, Major Losses

The Partnership takes positions with face values which are as much as 15 times its total equity.

Investors Must Not Rely on the Past Performance of the Partnership in Deciding Whether to Buy Units

The performance of the Partnership is entirely unpredictable, and the past performance of the Partnership is not necessarily indicative of its future results.

The price data which JWH® has researched in developing its programs may not reflect the changing dynamics of future markets. If not, the JWH® programs would have little chance of being profitable. An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once-successful strategies becoming outdated. Not all of these factors can be identified, much less quantified. There can be no assurance that JWH® will trade profitably for the Partnership.

JWH® Analyzes Only Technical Market Data, Not Any Economic Factors External to Market Prices

The JWH® programs focus exclusively on statistical analysis of market prices. Consequently, any factor external to the market itself which dominates prices is likely to cause major losses. For example, a pending political or economic event may be very likely to cause a major price movement, but JWH® would continue to maintain positions that would incur major losses as a result of such movement, if its programs indicated that it should do so.

The likelihood of the Units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, JWH®’s historical price analysis could establish positions on the wrong side of the price movements caused by such events.

Lack of the Types of Price Trends Which JWH® Programs Can Identify Will Cause Major Losses

The Partnership cannot trade profitably unless major price trends occur in at least certain markets that it trades. Many markets are trendless most of the time, and in static markets the JWH® programs are likely to incur losses. In fact, JWH® expects more than half of its trades to be unprofitable; it depends on significant gains from a few major trends to offset these losses. Since inception, the Partnership has had 54½ unprofitable and 59 profitable months, and there have been significant periods during which the Net Asset Value of the Partnership has declined. It is not just any price trend, but price trends of the type which JWH®’s systems have been designed to identify, which are necessary for the Partnership to be profitable.

The Danger to the Partnership of “Whipsaw” Markets

Often, the most unprofitable market conditions for the Partnership are those in which prices “whipsaw,” moving quickly upward, then reversing, then moving upward again, then reversing again. In such conditions, the programs may establish a series of losing positions based on incorrectly identifying both the brief upward or downward price movements as trends.

The Similarities Among the JWH® Programs Reduce Diversification, Increasing the Risk of Loss

The similarities among the programs reduce the Partnership’s diversification. The less diversification, the higher the risk that the market will move against a large number of positions held by different programs at the same time, increasing losses.

Overlap of the Markets Traded by JWH® Also Reduces Diversification, Increasing the Risk of Loss

The programs as a group emphasize trading in the financial instrument and currency markets. The degree of market overlap changes with the program mix. However, in general, JWH® expects approximately a minimum 50% concentration in these two sectors while the current programs continue to be used for the Partnership. Market concentration increases the risk of major losses and unstable Unit values, as the same price movements adversely affect many of the Partnership’s concentrated positions at or about the same time.

As it is impossible to predict where price trends will occur, certain trend-following managers attempt to maximize the chance of exploiting such trends by taking positions in as many different markets and market sectors as feasible. The Partnership does not follow this approach and, as a result, may not capture trends which would have been highly profitable.

The JWH® Strategic Allocation Program Is Not a Formal Program or System

The JWH Strategic Allocation Program is not a systematic selection process, and JWH® does not apply any formal selection policies or criteria in choosing combinations of programs for the Partnership. Such combinations are developed solely on the basis of the subjective market judgment and experience of certain JWH® principals. Subjective, judgmental decision-making may be less disciplined and objective than a more systematic method, and there can be no assurance that JWH® will select the optimal combinations of programs for the Partnership.

The Partnership’s Substantial Expenses Will Cause Losses Unless Offset by Profits

The Partnership pays fixed annual expenses of 6% of its average month-end assets. The Partnership will also reimburse MLAI  for ongoing offering costs subject to a ceiling of .25 of 1% of the Partnership’s average month-end assets in any fiscal year. Miscellaneous costs, paid as incurred, have equaled approximately 0.25% of the Partnership’s average month-end assets annually. The Partnership is also subject to 20% quarterly Profit Shares during its profitable quarters. Because these Profit Shares are calculated quarterly, they could represent a substantial expense to the Partnership even in a breakeven or losing year. Based on MLAI’s experience with its other Partnerships, MLAI expects that approximately 1% of the Partnership’s average month-end assets might be paid out in Profit Shares even during a losing year. Overall, investors must expect that the Partnership will pay about 7.30% per year in expenses, 10.30% including the 3% redemption charge paid by investors in effect through the end of the first twelve months after a Unit is issued; such figures do not take into account any interest earned by the Partnership.

The Partnership’s expenses could, over time, result in significant losses. Except for the Profit Share, these expenses are payable whether or not the Partnership is profitable.

Increased Competition from Other Trend-Following Traders Could Reduce JWH®’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems like the JWH® programs. In 1980, the amount of assets in the managed futures industry were estimated at approximately $300 million; by the end of 2005, this estimate had risen to approximately $130.9 billion (these figures include trend-following and other advisors). This means increased trading competition. The more competition there is for the same positions, the more costly and difficult they are to acquire.

JWH®’s High Level of Equity Under Management Could Lead to Diminished Returns

JWH® has a significant amount of assets under management. As of January 1, 1990, JWH® had approximately $197 million under management; as of December 31, 2005, this figure had risen to approximately $2.6 billion. The more money JWH® manages, the more difficult it may be for JWH® to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Large trades may result in more price slippage than smaller orders.

Illiquid Markets Could Make It Impossible for JWH® to Realize Profits or Limit Losses

In illiquid markets, JWH® could be unable to capitalize on trading opportunities or close out losing positions. There are numerous factors which can contribute to market illiquidity, far too many for JWH® to be able to predict. There can be no assurance that a market which has been highly liquid in the past will not experience periods of unexpected illiquidity.

Unexpected market illiquidity has caused major losses in recent years in certain sectors. There can be no assurance that the same will not happen to the Partnership from time to time. The large size of the positions which JWH® acquires for the Partnership increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The Partnership Trades Extensively in Foreign Markets; These Markets Are Less Regulated Than U.S. Markets and Are Subject to Exchange Rate, Market Practice and Political Risks

The programs trade a great deal outside the U.S. From time to time, as much as 30%-50% of the Partnership’s overall market exposure could involve positions taken on foreign markets. Foreign trading involves risks — including exchange-rate exposure, possible governmental intervention and lack of regulation — which U.S. trading does not. In addition, the Partnership may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which JWH® bases its strategies may not be as reliable or accessible as it is in the United States. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. The rights of clients in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

Risks of Electronic Trading and Order Routing Systems

JWH® may from time to time trade on electronic trading and order routing systems, which differ from traditional open outcry pit trading and manual order routing methods. Transactions using an electronic system are subject to the rules and regulations of the exchanges offering the system or listing the contract. Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements. There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system. Each of these matters may present different risk factors with respect to trading on or using a particular system. Each system may also present risks related to system access, varying response times and security. In the case of Internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.

Trading through an electronic trading or order routing system also entails risks associated with system or component failure. In the event of system or component failure, it is possible that for a certain time period, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered. System or component failure may also result in loss of orders or order priority. Some contracts offered on an electronic trading system may be traded electronically and through open outcry during the same trading hours. Exchanges offering an electronic trading or order routing system and listing the contract may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays. These limitation of liability provisions vary among the exchanges.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of MLPF&S or Others

The Partnership is subject to the risk of MLPF&S, exchange or clearinghouse insolvency. Partnership assets could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities. No MLAI Partnership has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements a speculative, highly leveraged strategy. From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities. For example, foreign governments have from time to time blamed the declines of their currencies on speculative Partnerships and imposed restrictions on speculative trading in certain markets, and the collapse of a major hedge Partnership in 1998 led to significantly increased regulatory monitoring of the activities of these Partnerships and, to an extent, commodity pools such as the Partnership.

Regulatory changes could adversely affect the Partnership by restricting its markets, limiting its trading and/or increasing the taxes to which Unitholders are subject. MLAI is not aware of any pending or threatened regulatory developments which might adversely affect the Partnership. However, adverse regulatory initiatives could develop suddenly and without notice.

Premature Termination of the Partnership

MLAI may withdraw as general partner from the Partnership upon 120 days’ notice, which would cause the Partnership to terminate unless a substitute general partner were obtained. Other events, such as substantial losses suffered by the Partnership, could also cause the Partnership to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative office is the office of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road – Section 2G, Plainsboro, New Jersey 08536). MLAI performs all administrative services for the Partnership from MLAI’s offices.

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

Item 4:   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5

(a)                                  Market Information:

There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

(b)                                 Holders:

As of December 31, 2005, there were 39,874 holders of Units, including MLAI.

(c)                                  Dividends:

MLAI has not made, and does not contemplate making, any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 5(a)                                                Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2005	2004	2003	2002	2001
Revenues

Trading Profits (Losses):
Realized	$(112,908,397)	$151,296,416	$24,882,048	$88,906,578	$43,747,023
Change in unrealized	(150,020,999)	91,466,219	20,384,664	18,456,720	(35,627,391)
Total trading profits (losses)	(262,929,396)	242,762,635	45,266,712	107,363,298	8,119,632
Investment Income
Interest	39,816,009	14,133,423	5,168,611	4,622,596	9,573,671

Expenses:
Brokerage commissions	73,622,017	57,501,150	30,474,397	16,830,711	15,061,052
Administrative fees	3,450,957	2,889,337	1,699,677	731,770	654,829
Ongoing offering costs	475,000	348,101	1,198,256	75,000	-
Total expenses	77,547,974	60,738,588	33,372,330	17,637,481	15,715,881
Net Investment Loss	(37,731,965)	(46,605,165)	(28,203,719)	(13,014,885)	(6,142,210)

Income before Minority Interest and Profit Share Allocation	(300,661,361)	196,157,470	17,062,993	94,348,413	1,977,422

Profit Share allocation	(6,312)	(39,051,490)	(5,840,767)	(20,152,858)	(5,986,223)
Minority interest in (income) loss	55,162	(25,137)	(16,777)	(49,824)	3,746
Net Income (Loss)	$(300,612,511)	$157,080,843	$11,205,449	$74,145,731	$(4,005,055)

Balance Sheet Data	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Fund Net Asset Value	$1,234,151,526	$1,371,799,115	$695,477,407	$318,297,668	$253,976,990
Net Asset Value per Unit	$205.50	$260.33	$235.60	$219.52	$169.97

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2001	$172.60	$171.38	$190.83	$172.29	$176.63	$168.12	$161.28	$170.97	$175.99	$183.39	$156.62	$169.97
2002	$168.42	$162.64	$154.17	$155.57	$168.98	$202.97	$217.66	$226.06	$240.00	$221.21	$206.54	$219.52
2003	$251.24	$269.78	$251.99	$258.85	$272.23	$248.88	$247.63	$256.91	$232.93	$213.37	$215.88	$235.60
2004	$244.57	$265.91	$251.68	$224.34	$210.08	$187.86	$183.46	$182.64	$201.36	$241.05	$268.07	$260.33
2005	$224.16	$213.19	$213.18	$190.18	$208.05	$212.63	$215.46	$214.97	$215.10	$214.98	$232.78	$205.50

Pursuant to CFTC policy, monthly performance is presented from January 1, 2001, even though the Units were outstanding prior to such date.

ML JWH STRATEGIC ALLOCATION FUND L.P.

December 31, 2005

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:   $1,853,940,286

Current Capitalization:   $1,234,151,526

Worst Monthly Drawdown:(2)   (14.60)% (11/01)

Worst Peak-to-Valley Drawdown:(3)   (31.32)%  (3/04 - 8/04)

Monthly Rates of Return(4)

Month	2005	2004	2003	2002	2001
January	(13.89)%	3.80%	14.45%	(0.91)%	(0.63)%
February	(4.89)	8.73	7.38	(3.43)	(0.70)
March	0.00	(5.35)	(6.60)	(5.21)	11.35
April	(10.79)	(10.86)	2.72	0.91	(9.71)
May	9.40	(6.36)	5.17	8.62	2.51
June	2.20	(10.58)	(8.58)	20.11	(4.81)
July	1.33	(2.34)	(0.50)	7.24	(4.07)
August	(0.23)	(0.45)	3.75	3.86	6.00
September	0.06	10.25	(9.33)	6.17	2.94
October	(0.05)	19.71	(8.40)	(7.83)	4.20
November	8.28	11.21	1.17	(6.63)	(14.60)
December	(11.72)	(2.89)	9.14	6.28	8.52
Compound Annual Rate of Return	(21.06)%	10.50%	7.33%	29.15%	(2.15)%

(1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment. The CFTC refers to such funds as “Principal Protected.”  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 2001; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end experienced by the Partnership since January 1, 2001. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month, inclusive of subscription activity.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

JWH®’s programs do not predict price movements. No fundamental economic supply demand analysis is used and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are used. Instead, the programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. Technical traders such as JWH ® base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If JWH®’s models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, the JWH® programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and to detect its end or reversal in time to close out the Partnership’s positions while retaining most of the profits made from following the trend.

In analyzing the performance of JWH®’s trend-following programs, economic conditions, political events, weather factors, etc., are not directly relevant because only market data has any input into JWH®’s trading results. Furthermore, there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements which the programs are designed to identify, the Partnership may miss the trend altogether.

The following performance summary outlines certain major price trends which the JWH® programs have identified for the Partnership since inception. The fact that certain trends were captured does not imply that others, perhaps larger and potentially more profitable trends, were not missed or that JWH® will be able to capture similar trends in the future. Moreover, the fact that the programs were profitable in certain market sectors in the past does not mean that they will be so in the future.

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

While there can be no assurance that trading directed by JWH®  will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

Performance Summary

2005

Metals	$(4,219,696)
Agricultural Commodities	(6,807,238)
Energy	(39,814,815)
Interest Rates and Stock Indices	(42,415,774)
Currencies	(169,671,873)
$(262,929,396)

The Partnership posted losses in all sectors.

Trading in the metals sectors was the least unprofitable for the Partnership. At the beginning of the year, the loss in metals was primarily due to the weakness in both gold and aluminum. Gold which recently had a strong inverse relationship with the U.S. dollar came under pressure as the U.S. dollar strengthened. Aluminum sustained losses as supply increases in Shanghai (among other factors) put pressure on the market. A decrease in the Institute for Supply Management Non-Manufacturing Business Activity Index in the beginning of the second quarter initially caused base metal prices to fall, while precious metals continued to appreciate. Gold prices rose in the middle of the second quarter as crude oil surged, and then dipped with the strengthening of the U.S. economy. Gold prices continued to fall early in the third quarter as the U.S. dollar strengthened, reducing the metal’s appeal as an alternative investment. The cumulative effects of severe price action in the currencies and fixed income markets along with the market impact of Hurricane Katrina led gold to under perform. However, gold futures for December delivery closed at $475.80 on September 29th, the highest since January 1988. November 29th, was also a record day as gold reached $506.70, the highest price for a most-active contract since December 1987. Even though the metals sector had gains at the end of the year, that was not enough to offset the combined losses in other sectors.

The agricultural sector proved to be the second least unprofitable for the Partnership. Early in the year there was forecasted a drought season in Brazil which positively effected soy bean prices near term. Through the middle part of the year, there was no discernable trend in agricultural commodities due to the fact of the increased volatility in the market. Coffee returns rose after flooding caused by Hurricane Katrina placed bean inventories at risk in New Orleans, the second largest coffee port in the U.S. Sugar was an important commodity in the last quarter with the European Union intentionally limiting the supply of white sugar in London and rising Brazilian demand for ethanol made from cane. However, the European Union was forced to cut sugar prices 36% after the World Trade Organization ruled that the Euro nations were illegally subsidizing prices. The year ended with coffee trading being a very significant part of this sector due to the fact that on December 9th Brazil, the world’s largest coffee grower, announced its 2006-2007 crop would increase by 43.6 million bags which was less that what was expected.

The energy sector also posted losses for the Partnership. The bull market trend did continue through the beginning of  the year as commodity prices surged to a 24-year high due to signs of growing global demand for energy-related goods. However, as it appeared that global demand for oil would peak to a record 86.4 million barrels a day in the 4th quarter, an Energy Department report informed investors of an unexpected surge in supplies because of increased productivity in refineries. Natural gas prices retreated from record highs set in September, which resulted when Hurricanes Katrina and Rita struck the Gulf Coast. The year ended with a dramatic fall in prices as a result of private and government forecasters calling for warmer than normal temperature across the country for the beginning of January. Predictions stated that demand in the Midwest, where natural gas is the major heating fuel, will be 20 percent lower than normal on average and in the Northeast, where 80 percent of the nation’s  heating oil is used, will be 13 percent lower than normal on average. Crude oil’s surge at the end of December also hindered performance as the pricing dispute between Russia and the Ukraine disrupted shipments of natural gas to Europe and raised concerns that Russia is not a reliable energy supplier.

Stock indices and interest rate futures was the fourth least profitable sector for the Partnership. Losses occurred in the beginning of the year resulting from a sell off in world equity markets, as stocks weakened because of high energy prices. In addition, stocks dropped as American International Group Inc., the world’s largest insurer, lost its top credit rating. Japanese stocks rallied in the third quarter on the news that the European Central Bank upgraded its assessment of the Japanese economy, citing improved business confidence and greater company investments however, gains were limited as the majority of the world’s equity markets weakened due to record oil prices, caused by Hurricanes Katrina and Rita. Interest rate futures having losses that were directly related to the fixed income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of increases in both energy prices and inflation expectations. During the second quarter, Japan’s government bond yields experienced record lows because of anticipated economic slowdowns for two main reasons; the projection that the demand for regional goods would wane because of a slowing U.S. economy and record high oil prices were expected to take a serious toll on the nation. Sector’s gains in the third quarter were limited as the majority of the world’s equity markets weakened during the quarter on concerns of record oil prices, caused by Hurricanes Katrina and Rita. The year ended with limited performance in the European fixed-income market volatility caused by changing expectations as to whether or not the European Central Bank rate hike was a single increase or the beginning of a series of further moves.

Trading in currencies was the least profitable for the Partnership. Loss in the beginning of the year was directly related to the strength of the U.S. dollar against most major currencies. The recent dollar strength began when Federal Reserve Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink. However, the second quarter ended with a widening spread between the two-year U.S. Treasury note and the German schatz, along with the rally of the U.S. dollar against the Japanese yen. In the third quarter, China revalued its yuan for the first time in a decade. The currency sector continued to suffer as the U.S. dollar rallied against the Euro, Swiss franc and British pound, but offset in part by gains in the Japanese yen and Brazilian real. The year ended with the U.S. dollar reversing its strengthening to the Japanese yen because of the apparent Federal Reserve signals that it was closer to ending its rate-hiking cycle. The sector also incurred losses from weakness in the British pound as it weakened on expectations that the Bank of England may have to cut rates.

2004

Energy	$173,869,113
Interest Rates and Stock Indices	43,882,548
Currencies	32,940,127
Agricultural Commodities	20,007,411
Metals	(27,936,564)
$242,762,635

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

Stock indices and interest rate futures posted the second highest gains for the Partnership. Stock indices had strong gains in the beginning and end of the year. The re-election of President Bush and the lack of any terrorist activity during the U.S. elections may have combined to decrease the uncertainty that had plagued the world equity markets. U.S., European and Japanese stocks rallied after the U.S. election and energy prices decreased. Early gains for the interest rate futures may have been based upon the U.S. Federal Reserve’s accommodating interest rate policy being maintained. Interest rates in the European Central Bank community experienced a certain amount of downward pressure, due to a terrorist attack in Spain, which may have dampened confidence in local communities. German interest rates fell as bond prices rose after a report that German business confidence unexpectedly dropped to a nine month low as consumers curtailed their spending activity. The hawkish stance of the U.S. Federal Reserve combined with the expected concretionary effect of higher energy prices helped to push long-term interest rates lower and flatten the yield curve. The year ended on increased volatility in the currency and energy sectors which seemed to spill over to the debt markets and thereby may have negatively affected the Partnership’s performance.

The currency sector posted the third highest profit for the Partnership. The weakening U.S. dollar continued to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The strengthening in the U.S. dollar in mid-year attributed to losses. The U.S. dollar weakened again in October. As a result of the U.S. dollar’s weakness, many currency markets were able to break out of their well-established trading ranges. The U.S. dollar’s decline, which seems to have resulted from the uncertainty surrounding the outcome of the U.S. election, led to profitable currency trades for the Partnership. December marked the third consecutive annual decline of the dollar against both the euro and the yen.

Agricultural sector posted gains for the Partnership. The best performers in the sector were corn, soybeans and soybean oil. The price of cotton continued to move lower due to the World Trade Organization’s ruling in June that U.S. subsidies to U.S. farmers are illegal, paving the way for increased cotton planting in other countries. The only notable gain was in coffee, as prices rose to a four year high on expectations that global demand was outpacing production, mainly because Brazil, the world’s top grower, harvested a small crop.

The metals sector was the most unprofitable for the Partnership. Prices of base metals consolidated within certain ranges as the market weighed information that China’s appetite for metals may be saturated as that country seems to be attempting to rein in rapid domestic growth. Precious metal prices fell steeply in the beginning of the second quarter as investors liquidated long positions which had been a hedge against the negative real rate of return environment in the U.S. The sector ended the year unprofitable as trading in the metals sector was mixed as the U.S. dollar’s instability and economic data reports influenced trading. Gold hurt the metal sector’s performance as it suffered its biggest decline in more than a year after trading near record highs. Gold’s decline was possibly due to speculation over the prospects of continued dollar weakening. The largest loss occurred in silver.

2003

Interest Rates and Stock Indices	$(6,638,594)
Agricultural Commodities	(28,857,431)
Currencies	110,263,071
Energy	(45,479,292)
Metals	15,978,958
$45,266,712

The Partnership’s overall trading was profitable for the year, resulting in an over 7.33% compounded annual rate of return for 2003, net of all fees and expenses. The major contributor was the currency sector with the metals sector also realizing a profit. The remaining sectors had net losses for the year.

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

The metals sector proved profitable for the year as well. Gold drove profits in January, only to fall back in February and March when the German Bundesbank announced it had sold a portion of its gold reserves.  The downward trend continued in gold during the second quarter alongside other metals. Gold’s performance turned around in August and September on renewed buying interest from the speculative community and because of anticipated higher inflation as a result of the Federal Reserve’s monetary policy and the U.S.’s increased budget deficits. Copper drove most of the profits in October and gold proved to be the driver of the profits in the latter half of the fourth quarter. This was primarily due to the weakening U.S. dollar, making precious metals more affordable in foreign currencies. Gold also does well historically in a negative real rate environment.

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

During all periods set forth above “Selected Financial Data”, the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership’s profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership’s assets (allocated to trading or total) and the Profit Shares payable to the Advisor based on the new Trading Profits generated by the partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have virtually no impact on the Partnership.

Liquidity; Capital Resources

The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Inflation by itself does not affect profitability, but it can cause price movements that do so.

The Partnership’s assets and open positions are generally highly liquid.

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

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Introduction

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Partnership’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Partnership’s open positions and, consequently, in its earnings and cash flow. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open positions and the liquidity of the markets in which it trades.

The Partnership, under the direction of JWH®, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by JWH® is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk. The diversification effects (which would reduce the Value at Risk estimates) resulting from the fact that the Partnership’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal year 2005. During the fiscal year 2005, the Partnership’s average capitalization was approximately $1,266,792,130. During the fiscal year 2004, the Partnership’s average capitalization was approximately $957,699,076.

December 31, 2005

	Average Value	% of Average	Highest Value at	Lowest Value at
Market Sector	at Risk	Capitalization	Risk	Risk

Interest Rates	$142,742,675	11.27%	$181,601,445	$62,044,637
Currencies	50,967,050	4.02%	127,242,192	8,912,271
Stock Indices	8,390,092	0.66%	14,588,445	977,681
Metals	5,903,722	0.47%	12,418,364	1,917,416
Agricultural Commodities	2,308,948	0.18%	9,356,136	196,520
Energy	15,222,171	1.20%	33,067,577	2,237,290

Total	$225,534,657	17.80%	$378,274,159	$76,285,815

December 31, 2004

	Average Value	% of Average	Highest Value at	Lowest Value at
Market Sector	at Risk	Capitalization	Risk	Risk

Interest Rates	$148,202,754	15.47%	$211,838,811	$69,568,572
Currencies	50,175,719	5.24%	117,645,627	4,141,229
Stock Indices	5,729,844	0.60%	21,513,263	8,107
Metals	10,054,248	1.05%	45,391,384	1,273,306
Agricultural Commodities	2,660,376	0.28%	7,125,453	799,741
Energy	10,778,367	1.13%	17,030,111	6,021,891

Total	$227,601,308	23.77%	$420,544,649	$81,812,846

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership to incur severe losses over a short period of time. Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership’s trading. The foregoing Value at Risk table — as well as the past performance of the Partnership — gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and JWH® for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2005, by market sector.

Currencies.

The Partnership trades in a large number of currencies. However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Swiss Franc, U.S. dollar/Euro and U.S. dollar/ British pound positions. MLAI does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Interest Rates.

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations — e.g., New Zealand and Australia.

Stock Indices.

The Partnership’s primary equity exposure is to G-7 equity index price movements. As of December 31, 2005, the Partnership’s primary exposures were in the S&P 200, Nikkei (Japan) and DAX (Germany) stock indices. MLAI anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Energy.

The Partnership’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold and silver. Although JWH® trades base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. However, gold prices can be volatile, and JWH® has from time to time taken substantial positions, as it has perceived market opportunities to develop. MLAI anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Agricultural Commodities.

The Partnership’s primary agricultural commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar and coffee accounted for a large portion  of the Partnership’s commodities exposure as of December 31, 2005. In the past, the Partnership has had material market exposure to grains and live cattle and may do so again in the future. However, MLAI anticipates that JWH® will maintain an emphasis on soybeans, grains, coffee and sugar, in which the Partnership has historically taken its largest positions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2005.

Foreign Currency Balances.

The Partnership’s primary foreign currency balances are in Japanese yen, Euro and British pounds.

U.S. Dollar Cash Balance

The Partnership hold U.S. dollars only in cash at MLPF&S. The Partnership has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure; MLAI may urge JWH® to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that JWH® has begun to deviate from past practice and trading policies or to be trading erratically, MLAI basic risk control procedures consist simply of the ongoing process of monitoring JWH® with the market risk controls being applied by JWH® itself.

Risk Management

JWH® attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts. JWH® double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input. In constructing a portfolio, JWH® seeks to control overall risk as well as the risk of any one position, and JWH® trades only markets that have been identified as having positive performance characteristics. Trading discipline requires plans for the exit of a market as well as for entry. JWH® factors the point of exit into the decision to enter (stop loss). The size of JWH®’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the JWH® investment strategies. Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance. In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity. The weighting of capital committed to various markets in the investment programs is dynamic, and JWH® may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

JWH® may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events. In such cases, JWH® at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of JWH®’s investment strategy. At its discretion, JWH® may adjust the size of a position in relation to equity in certain markets or entire programs. Such adjustments may be made at certain times for some programs but not for others. Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

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

Item 8:   Financial Statements and Supplementary Data

Selected Quarterly Financial Data

ML JWH Strategic Allocation Fund L.P.

Net Income by Quarter

Eight Quarters through December 31, 2005

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005	2004	2004	2004	2004
Total Income (Loss)	$(37,520,413)	$35,252,571	$18,164,031	$(239,009,576)	$355,285,751	$82,400,609	$(249,330,534)	$68,540,232
Total Expenses	20,416,107	20,111,863	18,666,327	18,304,827	52,552,061	13,736,729	12,898,231	20,628,194
Net Income (Loss)	$(57,936,520)	$15,140,708	$(502,296)	$(257,314,403)	$302,733,690	$68,663,880	$(262,228,765)	$47,912,038

Net Income (Loss) per Unit	$(9.45)	$2.47	$(0.08)	$(45.99)	$58.53	$14.39	$(63.45)	$14.39

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the independent registered public accounting firm on accounting and financial disclosure.

Item 9A:  Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML JWH Strategic Allocation Fund L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master’s of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

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

As of December 31, 2005, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $12,613,943.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Select Futures I L.P., ML John W. Henry & Co. / Milburn L.P., ML Global Horizons I L.P., ML Principal Protection L.P., ML Futures Investments L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

John W. Henry & Company, Inc. is the trading advisor of the Partnership. Were JWH®’s services no longer to be available to the Partnership, the Partnership would, in all likelihood, dissolve.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.)

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics

The Partnership has adopted a code of ethics, as of the end of the period covered by this report, that applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Item 11:  Executive Compensation

The officers of MLAI are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates may also receive certain economic benefits from holding certain of the Partnership’s U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests.  The Partnership is managed by MLAI, its general partner).

(b)           Security Ownership of Management:

As of December 31, 2005, MLAI owned 61,381 Unit-equivalent general partnership interests, which was 1.02% of the total Units outstanding.

(c)           Changes in Control:

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Partnership

All of the service providers to the Partnership, other than JWH®, are affiliates of Merrill Lynch. Merrill Lynch negotiated with JWH® over the level of its advisory fees and Profit Share. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm’s-length bargaining.

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

In 2005, the Partnership expensed: (i) Brokerage Commissions of $73,622,017 to the Commodity Broker, which included $25,527,634 in Consulting Fees paid by the Commodity Broker to JWH®; and (ii) Administrative Fees of $3,450,957 to MLAI. In addition, MLAI and its affiliates derived certain economic benefit from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)           Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2005 were $65,500.

Aggregate fees billed for these services for the year ended December 31, 2004 were $50,000.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2005 or 2004 related to the Partnership.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2005 were $51,500.

Aggregate fees billed for these services for the year ended December 31, 2004 were $50,000.

(d)           All Other Fees

No fees were billed to Deloitte and Touche LLP or Deloitte Tax LLP during the years ended December 31, 2005 or 2004 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	1

	Consolidated Statements of Financial Condition as of December 31, 2005 and 2004	2

	For the years ended December 31, 2005, 2004 and 2003:
	Consolidated Statements of Operations	3
	Consolidated Statements of Changes in Partners’ Capital	4

	Consolidated Financial Data Highlights for the year ended December 31, 2005	5

	Notes to Consolidated Financial Statements	6

2.	Financial Statement Schedules:	9

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.         Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation:	Description

1.01	Form of Selling Agreement among the Registrant, MLAI, MLPF&S and JWH®.

Exhibit 1.01:

Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 2 to the Registration Statement (File No. 33-80509) filed on April 23, 1996, on Form S-1 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

3.01(i)	Certificate of Limited Partnership of the Registrant.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement.

10.01	Form of Joint Venture Agreement among the Registrant, MLAI, MLPF&S and JWH®.

Exhibit 10.01:	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

10.02	Form of Customer Agreement between the Registrant’s joint venture with JWH® and MLPF&S.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, MLAI, MLPF&S and the Partnership.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.04	Joint Venture Agreement Amendment among JWH® and the Partnership.

Exhibit 10.04:	Is incorporated herein by reference from Exhibit 10.04 contained in the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 30, 2002.

10.05	Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the Prospectus).

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement.

10.06	Form of Investment Advisory Contract among the Registrant’s joint venture with JWH®, MLAI, and MLPF&S.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant’s Registration Statement.

10.07	Form of Custody Agreement among the Registrant’s joint venture with JWH® and MLPF&S.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s Registration Statement.

10.08	Form of Limited Liability Company Operating Agreement.

Exhibit 10.08:	Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant’s Form 10-K, for the fiscal year ended December 31, 1997, filed March 30, 1998.

10.09	Form of Amendatory Agreement.

Exhibit 10.09:	Is incorporated herein by reference from Exhibit 10.09 contained in the Registrant’s Registration Statement.

13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated March 31, 2005.

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
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Robert M. Alderman	Chief Executive Officer, President and Manager	March 1, 2006
Robert M. Alderman	(Principal Executive Officer)

/s/Steven B. Olgin	Vice President, Chief Operating Officer and Manager	March 1, 2006
Steven B. Olgin

/s/Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer	March 1, 2006
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor	Manager	March 1, 2006
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner of Registrant	March 1, 2006
Robert M. Alderman

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

ML JWH STRATEGIC ALLOCATION FUND L.P.

2005 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.