Form 10-Q
period 2006-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2006-05-15
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28928

ML JWH STRATEGIC ALLOCATION FUND L.P.

(Exact Name of Registrant as
specified in its charter)

Delaware	13-3887922
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2G

Plainsboro, New Jersey  08536

 (Address of principal executive offices)

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer☐  Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

ML JWH STRATEGIC ALLOCATION FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware limited partnership)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$1,079,529,275	$1,259,995,704
Net unrealized profit (loss) on open contracts	74,979,803	(4,725,026)
Accrued interest	4,423,807	4,186,964
Subscriptions receivable	18,829	11,450

TOTAL ASSETS	$1,158,951,714	$1,259,469,092

LIABILITIES, PARTNERS’ CAPITAL, AND MINORITY INTEREST:
LIABILITIES:
Brokerage commissions payable	$5,553,130	$6,034,745
Profit share payable	—	6,312
Redemptions payable	42,169,689	18,710,981
Ongoing offering costs payable	125,000	75,000
Administrative fees payable	262,281	283,221

Total liabilities	48,110,100	25,110,259

PARTNERS’ CAPITAL:
General Partner (61,402 and 61,381 Units)	11,736,812	12,613,943
Limited Partner (5,749,383 and 5,944,149 Units)	1,098,911,923	1,221,537,583

Total partners’ capital	1,110,648,735	1,234,151,526

MINORITY INTEREST	192,879	207,307

TOTAL LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST	$1,158,951,714	$1,259,469,092

NET ASSET VALUE PER UNIT
(Based on 5,810,785 and 6,005,530 Units outstanding)	$191.14	$205.50

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware limited partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2006	2005

TRADING PROFITS (LOSSES):

Realized	$(162,486,416)	$(159,267,497)
Change in unrealized	79,717,443	(87,583,755)

Total trading losses	(82,768,973)	(246,851,252)

INVESTMENT INCOME:

Interest	12,775,311	7,841,676

EXPENSES:

Brokerage commissions	16,662,811	17,521,677
Administrative fees	786,970	824,312
Ongoing offering costs	325,000	—

Total expenses	17,774,781	18,345,989

NET INVESTMENT LOSS	(4,999,470)	(10,504,313)

LOSS BEFORE MINORITY INTEREST AND PROFIT SHARE ALLOCATION	(87,768,443)	(257,355,565)

Profit share allocation	—	(6,363)
Minority interest in loss	14,427	47,525

NET LOSS	$(87,754,016)	$(257,314,403)

NET LOSS PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	6,062,449	5,594,898

Net loss per weighted average General Partner and Limited Partner Unit	$(14.48)	$(45.99)

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware limited partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006 and 2005

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2004	5,269,462	$13,425,275	$1,358,373,840	$1,371,799,115

Subscriptions	592,845	1,557,017	134,249,033	135,806,050

Net loss		(2,441,902)	(254,872,501)	(257,314,403)
	—
Redemptions	(125,392)	—	(27,287,618)	(27,287,618)

PARTNERS’ CAPITAL, March 31, 2005	5,736,915	$12,540,390	$1,210,462,754	$1,223,003,144

PARTNERS’ CAPITAL, December 31, 2005	6,005,530	$12,613,943	$1,221,537,583	$1,234,151,526

Subscriptions	303,858	4,888	58,752,324	58,757,212

Net loss	—	(882,019)	(86,871,997)	(87,754,016)

Redemptions	(498,603)	—	(94,505,987)	(94,505,987)

PARTNERS’ CAPITAL, March 31, 2006	5,810,785	$11,736,812	$1,098,911,923	$1,110,648,735

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the “Partnership”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005. However, the operating results for the interim periods may not be indicative of the results for the full year.  These consolidated financial statements contain the activities of both the Partnership and the joint venture in which the trading activities occur.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have (“US GAAP”) been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.     FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The General Partner, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of John W. Henry & Co., Inc., (“JWH®”), the investment advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge JWH® to reallocate positions in an attempt to avoid over-concentration.  However, such interventions are unusual.  Except in cases in which it appears that JWH® has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH® itself.

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit (loss) on open contracts on the Consolidated Statements of Financial Condition.

Item 2:	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan	Feb	Mar
2005	$224.16	$213.19	$213.18
2006	$198.52	$180.91	$191.14

PERFORMANCE SUMMARY

January 1, 2006 to March 31, 2006

The Partnership’s performance was an overall loss for the first quarter with metals, stock indices, interest rates, and agriculture posting gains while energy and currencies posted losses.

The metals sector was the most profitable for the Partnership. The quarter began with gold surging to a 25 year high and silver climbing to its highest level since March 1984. This occurred because of concerns that the U.S. dollar may weaken because of higher oil prices, increasing the metal’s appeal as a hedge against further declines in the U.S. currency. London copper prices rose to a near record as production for the world’s mines are failing to keep pace with increased demand from countries like China, the world’s largest user of the metal. Gold, silver and copper continued the upward trend throughout the quarter.

The stock indices were profitable for the Partnership. European stock indices had their best January rally in eight years as energy stocks along with miners and steelmakers gained on expectations earnings would benefit from higher commodity prices. Leading the sector’s performance was the Nikkei (Osaka), which despite increased volatility caused by geopolitical events, approached a decade high. The middle of the quarter was volatile for the stock indices sector as Asian stocks posted their first monthly decline since October 2005. The decline was short lived as Asian stocks approached a 16-year high on surging demand for metals and oil at the end of the quarter. The Nikkei 225 climbed above 17,000 for the first time in more than five years. The All Ordinaries rose 8% this quarter, while the Nasdaq Composite Index rose to a five year high.

The interest rate sector was profitable for the Partnership, however, the beginning of the quarter was not profitable due the fact the fixed income markets in the U.S., Europe and Japan sold off over fears of their respective central banks raising interest rates. Performance in various markets counterbalanced each other in the middle of the quarter.  The sector benefited from Japanese Government bonds, which was in a price decline. Eurodollar posted gains, which were offset by losses in U.S. 30 year bonds, German bunds and bobl. The quarter ended with both the Federal Reserve and the European Central Bank raising their respective interest rates 25 basis points. The true catalyst for the sell-off was growing speculation in the markets that both central banks would be forced to continue to raise rates after confidence reports released in both Europe and the U.S. (consumer confidence) on March 28th were much stronger than expected. The largest gains in this sector were achieved in the German bund and the Japanese Government bond while the largest loss occurred in the Australian 3-year bond as traders increased speculation that the Reserve Bank of Australia may have to raise interest rates to keep pace with the Federal Reserve.

The agricultural sector was profitable for the Partnership.  The quarter began with record highs as a result of the surging cost of crude oil which increased the demand for ethanol, a sugar cane by-product. Brazil, the biggest producer and exporter of sugar, is conveting more of its cane crop to ethanol to cope with record gasoline prices. New York (“N.Y.”) coffee rose to seven month highs as worldwide demand outpaced supply. N.Y. coffee and N.Y. sugar hindered returns in the middle of the quarter while trading in CBOT (Chicago Board of Trade) wheat limited losses. CBOT wheat rose to a 20 month high on speculation that unusually hot, dry weather from Texas to Nebraska reduced U.S. production. The quarter ended with sugar prices in London rising to their highest levels since 1989 on speculation that a jump in the cost of oil will force Brazil to direct more of its output towards producing ethanol. Wheat was weaker as rains revived winter wheat crops in the U.S. great plains after four months of dry weather. Corn posted a loss for this sector as prices in Chicago rose the most in eight months after U.S. farmers told the government they plan to slash this year’s plantings to the lowest levels since 2001.

The energy sector was not profitable for the Partnership. Volatility within the energy sector increased as oil and natural gas are now being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia. Crude oil is up 41 percent from a year ago and 11 percent since the beginning of the first quarter. However, the gains were not enough to offset the losses incurred in natural gas, which for the first time in almost six months dropped below $8 in New York. Natural gas fell 17 percent since the beginning of the quarter as mild weather in the largest U.S. consuming regions cut demand which limited the need for utilities to pull from reserves. The market continued to be apprehensive over the unrest in Iran, Iraq, Nigeria and Saudi Arabia. Limiting losses in the sector was natural gas, as prices fell to their lowest level in almost nine months as U.S. stockpiles for the week ended February 17, 2006 were almost 700 billion cubic feet above the five year average. The quarter ended with crude oil rising to a two month high and gasoline surged as U.S. fuel supplies declined. Prices fell after Iran stated it would not use crude oil as leverage in a dispute with western countries over its nuclear program.

The currencies sector was the least profitable for the Partnership. The foreign exchange sector suffered losses as the U.S. dollar posted its biggest monthly decline against the Euro since November 2004. This was due to the market’s anticipation of the Federal Reserve’s removal of “measured pace” from its statement after its meeting on January 31st. The Euro also benefited as the market waited for the European Central Bank’s meeting on February 2, 2006 to raise borrowing costs as Europe’s economy strengthened. The U.S. dollar also suffered losses against the Swiss franc, Japanese yen and the Euro. Investors no longer expect interest rate differentials to benefit the U.S. dollar as the spread narrowed between the U.S. and both European and Japanese interest rates. The U.S. dollar rose against the Euro in the middle of the quarter as new Federal Reserve Chairman, Ben S. Bernanke, stated that inflation may quicken. His comments suggest further tightening by the Federal Reserve. The quarter ended as range-bound trading continued to negatively affect the Partnership’s long term trend following approach. Although some currencies had directional moves during the month, they were then accompanied by strong reversals.

January 1, 2005 to March 31, 2005

The energy sector was the best performing sector for the Partnership.  The quarter began with a loss due to higher energy prices.  Events in the Middle East and bad weather dominated the sector’s price action.  Mid-quarter, energies rallied as commodity prices surged to a 24-year high due to signs of growing global demand for everything energy-related. London gas oil and crude oil led performance after the U.S. government reported an unexpected decline in U.S. oil stockpiles. This raised concerns that refineries would have insufficient supplies for making gasoline during peak summer demand. A Goldman Sachs prediction that crude oil prices could spike up to as high as $105 per barrel also bolstered the rise in oil prices.  In addition, the International Energy Agency raised its prediction for global consumption for a third consecutive month, and forecasts of colder temperatures across Europe and the U.S. also helped to drive energy prices even higher.

The agricultural commodities sector was profitable for the Partnership for the quarter.  Wheat helped returns as prices fell, early in the quarter, to a 20-month low after a report showed that U.S. exports slowed when the European Union indicated it would subsidize exports of the grain for the first time since June 2003.  Corn slightly boosted returns as prices fell to the lowest level since June 2001 on slumping demand for record supplies in the U.S., which is the world’s largest producer and exporter of the grain.  The forecasted dry season in Brazil was the driving factor behind the majority of the agricultural price movements mid-quarter.  The Partnership was able to benefit from rising New York (“NY”) coffee prices as production declined and stocks held by roasters and producers fell to their lowest level in 15 years.  Profits from the rally in NY coffee caused by this forecast were enough to offset the combined losses in various other agricultural markets including corn, wheat and soybeans.  Soybean prices rose in Chicago amid speculation that the four-week drought in Brazil will reduce the harvest of the world’s second biggest crop. Wheat prices rose, later in the quarter, on speculation that importers will increase purchases of U.S. supplies.

The stock indices sector was profitable for the quarter.  Losses occurred in the beginning of the quarter resulting from a sell off in world equity markets, as stocks weakened because energy prices rose during January.  Stock indices posted a gain mid-quarter as the Nikkei rallied on hopes that quicker U.S. growth would help Japan start an export-led economic recovery. However, at the end of the quarter, higher bond yields and oil prices made equities less attractive to investors as inflationary pressures started to weigh on the global economy.  In addition, stocks dropped as American International Group Inc., the world’s largest insurer, lost its top credit rating.  In addition, General Motors, the world’s third largest borrower, announced that it was forecasting its biggest quarterly loss since 1992. The largest gain was achieved in the Nasdaq e-mini, while the largest loss occurred in the Nikkei.

The metals sector was unprofitable for the quarter.  The loss in metals was due to the weakness in both gold and aluminum.  Gold, which recently has had a strong inverse relationship with the U.S. dollar, came under pressure as the U.S. dollar strengthened throughout the beginning of the quarter.  Aluminum sustained losses as supply increases in Shanghai put pressure on the market.  The metals sector posted negative returns, as inflation fears in the U.S. pushed gold prices higher.  Rising energy prices also bolstered the appeal of the precious metals as a hedge against inflation. London copper prices rose after government reports showed Japan’s industrial production gained in January. The largest gain in this sector was achieved in copper, while the largest loss occurred in gold.

The interest rate sector was unprofitable for the quarter. A significant portion of the losses were directly related to the fixed income sector as the European, Japanese and U.S. bond markets sold off.  The catalyst for the dramatic move higher in world interest rates was the cumulative effect of increases in both energy prices and inflation expectations. On February 10th, the benchmark U.S. ten-year Treasury note fell from recent highs after jobless claims unexpectedly declined, exports rose, and the U.S. government sold $14 billion ten-year notes at a higher-than-expected yield, a sign of weak demand. Federal Reserve Chairman Alan

Greenspan’s testimony, prepared for the Senate Banking Committee, further added pressure to the sector as he stated that the decline in long-term interest rates during the past year “remains a conundrum”. The release of a higher-than-expected Producer Price Index (+0.8 vs. +0.2) in the U.S. helped to spark inflation fears worldwide and added further to the fixed-income markets’ decline. The largest loss occurred in the Japanese government bond.

The currency sector was the most unprofitable sector in the quarter.  The single most influential factor driving performance in this sector was the U.S. dollar.  A significant portion of the loss in the beginning of the quarter was directly related to the strength of the U.S. dollar against most major currencies.  The weak U.S. dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish.  The weakness of the Japanese yen against the U.S. dollar mid-quarter also hurt performance. On February 10th, the U.S. dollar rose to a three-month high against the Japanese yen after a Commerce Department report showed the U.S. trade deficit narrowed in January from a previous record high. The recent dollar strength began when Federal Reserve Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink. Further adding to the Japanese yen’s weakness were reports that showed Japanese household spending and industrial output had dropped in December 2004, and that Japan had officially fallen into a recession for the fourth time since 1991.  Additional losses in this sector occurred as the Swiss franc rose against the U.S. dollar on speculation that the Swiss National Bank would raise its target interest rate.  The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the Swiss franc.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Neither the Partnership nor MLAI has ever been the subject of any material litigation.  Merrill Lynch is the 100% indirect owner of MLAI, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership.  Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI or the Partnership.

Item 2.            Changes in Securities and Use of Proceeds

      (a) None.

      (b) None.

      (c) None.

(d) The Partnership originally registered 2,000,000 units of limited partnership interest.  The Partnership subsequently registered an additional 10,508,667 units of limited partnership interest.

As of March 31, 2006, the Partnership has sold 17,267,323 units of limited partnership interest, with an aggregate price of $1,912,697,498.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5           Other Information

None

Item 5 (a)                Recent Sale of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable

Item 6.          Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:              Are filed herewith.

32.01 and

32.02                       Section 1350 Certifications

Exhibit 32.01

and 32.02               Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the first three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML JWH STRATEGIC ALLOCATION FUND L.P.

By: MERRIL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)