Form 10-Q
period 2006-06-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2006-08-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

ML JWH STRATEGIC ALLOCATION FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$1,102,298,357	$1,259,995,704
Net unrealized loss on open contracts	(34,588,689)	(4,725,026)
Accrued interest	4,467,157	4,186,964
Subscriptions receivable	13,740	11,450

TOTAL ASSETS	$1,072,190,565	$1,259,469,092

LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST LIABILITIES:
Brokerage commissions payable	$5,137,399	$6,034,745
Profit share payable	—	6,312
Redemptions payable	15,315,824	18,710,981
Ongoing offering costs payable	145,833	75,000
Administrative fees payable	223,373	283,221

Total liabilities	20,822,429	25,110,259

PARTNERS’ CAPITAL:
General Partner (61,402 and 61,381 Units)	11,616,736	12,613,943
Limited Partner (5,495,076 and 5,944,149 Units)	1,039,560,423	1,221,537,583

Total partners’ capital	1,051,177,159	1,234,151,526

MINORITY INTEREST	190,977	207,307

TOTAL LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST	$1,072,190,565	$1,259,469,092

NET ASSET VALUE PER UNIT (Based on 5,556,478 and 6,005,530 Units outstanding)	$189.18	$205.50

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

TRADING PROFITS (LOSSES):

Realized	$108,731,809	$(39,603,041)	$(53,754,607)	$(198,870,538)
Change in unrealized	(109,526,609)	49,176,344	(29,809,166)	(38,407,411)

Total trading profits (losses)	(794,800)	9,573,303	(83,563,773)	(237,277,949)

INVESTMENT INCOME:

Interest	13,716,625	8,590,728	26,491,936	16,432,404

EXPENSES:

Brokerage commissions	17,122,253	17,733,360	33,785,064	35,255,037
Administrative fees	806,946	833,516	1,593,916	1,657,828
Ongoing offering costs	375,000	100,000	700,000	100,000

Total expenses	18,304,199	18,666,876	36,078,980	37,012,865

NET INVESTMENT LOSS	(4,587,574)	(10,076,148)	(9,587,044)	(20,580,461)

LOSS BEFORE MINORITY INTEREST AND PROFIT SHARE ALLOCATION	(5,382,374)	(502,845)	(93,150,817)	(257,858,410)

Profit share allocation	—	19	—	(6,344)
Minority interest in loss	1,903	530	16,330	48,055

NET LOSS	$(5,380,471)	$(502,296)	$(93,134,487)	$(257,816,699)

NET LOSS PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	6,062,449	6,023,522	5,918,890	5,809,210

Net loss per weighted average General Partner and Limited Partner Unit	$(0.89)	$(0.08)	$(15.74)	$(44.38)

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2006 and 2005

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2004	5,269,462	$13,425,275	$1,358,373,840	$1,371,799,115

Subscriptions	1,098,572	1,593,722	237,385,962	238,979,684

Net loss	—	(2,470,066)	(255,346,633)	(257,816,699)

Redemptions	(339,791)	—	(71,184,009)	(71,184,009)

PARTNERS’ CAPITAL, June 30, 2005	6,028,243	$12,548,931	$1,269,229,160	$1,281,778,091

PARTNERS’ CAPITAL, December 31, 2005	6,005,530	$12,613,943	$1,221,537,583	$1,234,151,526

Subscriptions	477,730	4,888	93,860,589	93,865,477

Net loss	—	(1,002,095)	(92,132,392)	(93,134,487)

Redemptions	(926,782)	—	(183,705,357)	(183,705,357)

PARTNERS’ CAPITAL, June 30, 2006	5,556,478	$11,616,736	$1,039,560,423	$1,051,177,159

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the “Partnership”) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005. However, the operating results for the interim periods may not be indicative of the results for the full year. These consolidated financial statements contain the activities of both the Partnership and the joint venture in which the trading activities occur.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

The General Partner, Merrill Lynch Alternative Investments LLC (“MLAI”) has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of John W. Henry & Co., Inc., (“JWH®”), the investment advisor, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge JWH® to reallocate positions in an attempt to avoid over-concentration.  However, such interventions are unusual.  Except in cases in which it appears that JWH® has begun to deviate from past practice or trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by JWH® itself.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Consolidated Statements of Financial Condition.  The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

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

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2005	$ 224.16	$ 213.19	$ 213.18	$ 190.18	$ 208.05	$ 212.63
2006	$ 198.52	$ 180.91	$ 191.14	$ 213.21	$ 212.48	$ 189.18

Performance Summary

January 1, 2006 to June 30, 2006

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

The interest rate sector was profitable for the Partnership, however, the beginning of the quarter was not profitable due the fact the fixed income markets in the U.S., Europe and Japan sold off over fears of their respective central banks raising interest rates. Performance in various markets counterbalanced each other in the middle of the quarter.  The sector benefited from Japanese Government bonds, which was in a price decline. Eurodollar posted gains, which were offset by losses in U.S. 30 year bonds, German bunds and bobl. The quarter ended with both the Federal Reserve and the European Central Bank raising their respective interest rates 25 basis points. The true catalyst for the sell-off was growing speculation in the markets that both central banks would be forced to continue to raise rates after consumer confidence reports released in both Europe and the U.S. on March 28th were much stronger than expected. The largest gains in this sector were achieved in the German bund and the Japanese Government bond while the largest loss occurred in the Australian three-year bond as traders increased speculation that the Federal Reserve Bank of Australia may have to raise interest rates to keep pace with the U.S. Federal Reserve.

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

The currencies sector was the least profitable for the Partnership. The foreign exchange sector suffered losses as the U.S. dollar posted its biggest monthly decline against the Euro since November 2004. This was due to the market’s anticipation of the Federal Reserve’s removal of “measured pace” from its statement after its meeting on January 31st. The Euro also benefited as the market waited for the European Central Bank’s meeting on February 2, 2006 to raise borrowing costs as Europe’s economy strengthened. The U.S. dollar also suffered losses against the Swiss franc, Japanese yen and the Euro. Investors no longer expect interest rate differentials to benefit the U.S. dollar as the spread narrowed between the U.S. and both European and Japanese interest rates. The U.S. dollar rose against the Euro in the middle of the quarter as new Federal Reserve Chairman, Ben S. Bernanke, stated that inflation may quicken. His comments suggest further tightening by the Federal Reserve. The quarter ended as range-bound trading continued to negatively affect the Partnership’s long term trend following approach. Although some currencies had directional moves during the month, they were accompanied by strong reversals.

April 1, 2006 to June 30, 2006

The Partnership posted an overall loss for the second quarter with metals, interest rates, and energy posting gains while stock indices, agriculture and currencies posted losses.

The metals sector posted gains for the Partnership. The quarter began with gold surging to a 25 year high and silver climbing 51% percent this year. This occurred due to the escalating dispute with Iran combined with a falling U.S. dollar which helped to push the precious metal higher as investors look for a safe-haven given the global geopolitical uncertainty. Silver rallied on speculation that investor demand will grow as Barclays Bank PLC began offering an exchange traded fund backed by the metal.  Both base and precious metals began to retreat from highs set in the middle of the quarter. Gold fell to a three month low after reaching a 26-year high in May. The dramatic sell-off was caused by the combination of a stronger dollar, as investors bought dollars as an alternative to gold, and increased speculation that the U.S. Federal Reserve could hike interest rates as much as 50 basis points. However, during the last two days of the quarter, gold surged, after the U.S. Federal Reserve suggested it may take a break from raising rates, eroding the value of the U.S. dollar.

The interest rate sector also posted a gain for the Partnership.  European, Japanese and U.S. fixed income markets were sold off the beginning of the quarter which significantly added to the Partnership’s performance. The largest gain in the sector was in the German benchmark 10-year bund whose yield rose 22 basis points. This rise was due to speculation the European Central Bank will raise its key interest rate three more times this year. The Japanese 10 year bond (JGB’s) also added to the sector’s performance as it fell for a fifth month, the longest since 1990, on concerns that the Bank of Japan will raise interest rates this year. Yields on U.S. 10-year Treasuries rose for a fifth straight month mid-quarter, the longest stretch since 1999. Interest rate speculation occurred at the end of the quarter in U.S. Treasuries with the U.S. Treasury bonds slightly rebounding due to U.S. Federal Reserve hinting a pause in increasing rates in the future.

The energy sector posted profits for the Partnership primarily due to the increasing price of crude oil. Concerns that the U.N. Security Council will impose sanctions that could lead Iran, the fourth-largest oil producer, to cut shipments drove crude oil for June delivery to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher as Brent crude oil for June settlement also reached a new high of $74.79 a barrel on April 21st. While the sector benefited from increased instability in the world, mild weather in the U.S. hindered performance as natural gas fell 20 percent and approached a nine month low as demand slowed. Brent crude oil for July settlement touched a record high of $74.97 a barrel the middle of the quarter, the highest since the contract began trading in 1988, as attacks in Nigeria and doubts that Iran will embrace a new U.S. backed effort to rein in the country’s nuclear program kept crude related products from suffering the severe intra month reversals that plagued the majority of the other sectors. Weakness in the markets caused by fears of a slowing world economy was replaced by strength at the end of the quarter due to renewed tensions in the Middle East and speculation that gasoline consumption would jump during the 4th of July holiday weekend. Crude oil futures for August delivery touched $74.10 on the NYMEX, after falling to a low of $68.75 during the month. Natural gas posted gains as prices fell in New York as hot weather eased in the northern U.S. trimming demand for the fuel from power plants, which is used to meet air cooling needs.

The stock indices attributed to the loss posted for the Partnership. The Partnership’s performance was hindered by increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment. Asian stocks dropped from a 16-year high at the beginning of the quarter after China unexpectedly raised its key lending rate. The rate rise, along with China asking the nation’s banks to restrict lending to prevent the economy from overheating, sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in the world’s fastest growing major economy. Global equity markets began to fall mid-quarter after the U.S. Federal Reserve met and it became apparent an additional rate hike was still a possibility in June. The losses continued through the end of the quarter due to mounting speculation that actions of the U.S. Federal Reserve would hurt economic growth and 16 central banks raised interest rates to contain inflation. However, as it became evident that the U.S. Federal Reserve was actually closer to ending its rate hiking cycle, world equity markets rallied. Despite the quarter end rally, the NASDAQ composite slid 7.2 percent, its biggest drop since the first quarter of 2005.

The currencies sector was not profitable for the Partnership. In the beginning of the quarter, the currency sector started strong with the largest gain in the British pound which posted its first back-to-back monthly gain mid-quarter against the U.S. dollar since the end of 2004.  An improving economic outlook increased speculation that the Bank of England may lift borrowing costs this year. However, losses were incurred at the end of the quarter by a strengthening of the U.S. dollar relative to most major currencies which adversely affected the Partnership. Stronger than expected June core Consumer Price (CPI) coupled with statements from U.S. Federal Reserve Chairman Bernanke calling recent increases in inflation measures an “unwelcome development”, led investors to speculate that the U.S. Federal Reserve might raise rates 50 basis points rather than the previously expected 25. The increased rate speculation helped the dollar reach an eight-week high of 1.2479 against the Euro. On June 29th, the U.S. Federal Reserve raised rates 25 basis points and suggested it may be nearing the end of its two-year cycle of rate increases as the statement announcing their decision indicated that slowing economic growth “should help to limit inflation pressures”. As a result, the U.S. dollar reversed once again and weakened during the last two days of the month. The U.S. dollar ended the quarter 5.3 percent lower against the Euro and 2.8 percent versus the Japanese yen, which was the greatest percentage decrease since the last quarter of 2004.

The agricultural sector was the least profitable for the Partnership. At the beginning of the quarter cotton fell to its lowest close since December 2, 2005. Prices were down 3.7 percent from a year ago after farmers harvested a record 23.72 million bales last year, up 2 percent from 2004. The gains were not enough however to offset the losses in the rest of the sector as choppy price action dominated the sector’s performance. The largest loss occurred in N.Y. coffee as growers in Latin America and Africa took advantage of a recent rally to sell beans. Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped mid-quarter. Sugar prices fell to nearly a three month low in London on speculation that the European Union will increase exports before the world trade organization reforms take effect in July. Weather conditions had severe affects on various crops in the U.S. and around the world at the end of the quarter. CBOT (Chicago Board of Trade) wheat fell to a five-week low in the middle of June, after warm dry weather in the central U.S. helped farmers speed up the harvest. About 21 percent of the winter wheat crop had been collected as of June 11th, almost double the five-year average of 11 percent. Corn and soybeans also hindered performance as prices in Chicago fell as Midwest rains helped revive crops after six weeks of hot, dry weather.

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

The currency sector was the most unprofitable sector in the quarter.  The single most influential factor driving performance in this sector was the U.S. dollar.  A significant portion of the loss in the beginning of the quarter was directly related to the strength of the U.S. dollar against most major currencies.  The weak U.S. dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Yuan revaluation by the Chinese central bank began to diminish.  The weakness of the Japanese yen against the U.S. dollar mid-quarter also hurt performance.  On February 10th, the U.S. dollar rose to a three-month high against the Japanese yen after a Commerce Department report showed the U.S. trade deficit narrowed in January from a previous record high.  The recent U.S. dollar strength began when Federal Reserve Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink.  Further adding to the Japanese yen’s weakness were reports that showed Japanese household spending and industrial output had dropped in December 2004, and that Japan had officially fallen into a recession for the fourth time since 1991.  Additional losses in this sector occurred as the Swiss franc rose against the U.S. dollar on speculation that the Swiss National Bank would raise its target interest rate.  The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the Swiss franc.

April 1, 2005 to June 30, 2005

The Partnership posted trading profits for the quarter, with the currency and fixed income sectors reporting profits and the remaining sectors posting losses.

The currency sector posted substantial profit for the quarter despite losses early in the quarter due primarily to the strengthening of the Japanese yen. Soon afterward, France’s rejection of the European Union constitution dampened expectations for economic growth in the region, resulting in the Euro’s fall to a seven-month low against the US dollar. The Euro also weakened against most other major currencies. The decline in the Euro was compounded by a report pronouncing a drop in European business confidence, and the weakening of the Swiss franc against the U.S. dollar. The quarter came to a positive close with the U.S. dollar posting its largest quarterly gain against the Euro since 2001. The widening spread between the two-year U.S. Treasury note and the German schatz, along with the rally of the U.S. dollar against the Japanese yen also contributed to positive returns.

The interest rate sector posted gains consistently throughout the quarter. Much of the positive return was attributed to the strength in both Germany’s and Japan’s fixed income markets. The benchmark German ten-year bund reached record highs with the slowing of the European economy and resultant expectations of an interest rate reduction. Japan’s government bond yields experienced record lows because of anticipated economic slowdowns for two main reasons; the projection that the demand for regional goods would wane because of a slowing U.S. economy, and record high oil prices were expected to take a serious toll on the nation.

Agricultural commodities experienced losses all throughout the quarter. There was no discernable trend through the quarter, as most markets were marked by volatility. Cotton experienced gains in April before posting significant losses because of a swelling surplus. Further compounding losses was the poor performance of corn, the largest U.S. crop, as unseasonably cool and dry weather threatened the harvest. Coffee prices took a dive after the market overreacted to news of the first rainfall of the year in Vietnam. After it became apparent that the country’s largest growing province continued to battle a drought, New York coffee emerged as the strongest performer for the remainder of the quarter. Soybeans also posted positive gains. However, the two positive contributors could not compensate for the losses incurred throughout the sector.

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

Stock indices posted slight losses for all three months of the quarter. The sector’s lackluster performance is primarily a result of the overall volatility of equity markets around the world. The quarter is more specifically defined by IBM’s and 3M’s underperformance, the downgrade in Ford’s and GM’s credit ratings, and the Federal Reserve’s ninth consecutive hike in its benchmark interest rate. The fund achieved noteworthy gains in the Eurostoxx 50, while the greatest losses occurred in the Nasdaq e-mini.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLAI, the General Partner of ML JWH Strategic Allocation Fund L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As of June 30, 2006, the Partnership has sold 10,242,507 units of limited partnership interest, with an aggregate price of $1,947,886,805.

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

ML JWH STRATEGIC ALLOCATION FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2006	By	/s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)