Form 10-Q
period 2006-09-30
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2006-11-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Princeton Corporate Campus

800 Scudders Mill Road – Section 2H

Plainsboro, New Jersey  08536

(Address of principal executive offices)

(Zip Code)

609-282-6091

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

Yes ☐    No ☒

ML JWH STRATEGIC ALLOCATION FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$999,521,783	$1,259,995,704
Net unrealized profit (loss) on open contracts	34,490,051	(4,725,026)
Accrued interest	4,362,181	4,186,964
Subscriptions receivable	10,858	11,450

TOTAL ASSETS	$1,038,384,873	$1,259,469,092

LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST
LIABILITIES:
Brokerage commissions payable	$4,975,414	$6,034,745
Profit share payable	—	6,312
Redemptions payable	29,479,296	18,710,981
Ongoing offering costs payable	125,000	75,000
Administrative and other fees payable	237,164	283,221

Total liabilities	34,816,874	25,110,259

PARTNERS’ CAPITAL:
General Partner (58,343 and 61,381 Units)	11,119,870	12,613,943
Limited Partner (5,206,423 and 5,944,149 Units)	992,255,654	1,221,537,583

Total partners’ capital	1,003,375,524	1,234,151,526

MINORITY INTEREST	192,475	207,307

TOTAL LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST	$1,038,384,873	$1,259,469,092

NET ASSET VALUE PER UNIT (Based on 5,264,766 and 6,005,530 Units outstanding)	$190.58	$205.50

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

TRADING PROFITS (LOSSES):

Realized	$(59,557,532)	$59,880,490	$(113,312,139)	$(138,990,048)
Change in unrealized	69,080,414	(35,695,228)	39,271,248	(74,102,639)

Total trading profits (losses)	9,522,882	24,185,262	(74,040,891)	(213,092,687)

INVESTMENT INCOME:

Interest	13,472,272	11,067,309	39,964,208	27,499,713

EXPENSES:

Brokerage commissions	14,830,304	19,067,826	48,615,368	54,322,863
Administrative and other fees	707,296	891,535	2,301,212	2,549,363
Ongoing offering costs	375,000	150,000	1,075,000	250,000

Total expenses	15,912,600	20,109,361	51,991,580	57,122,226

NET INVESTMENT LOSS	(2,440,328)	(9,042,052)	(12,027,372)	(29,622,513)

INCOME (LOSS) BEFORE MINORITY INTEREST AND PROFIT SHARE ALLOCATION	7,082,554	15,143,210	(86,068,263)	(242,715,200)

Profit share allocation	—	26	—	(6,318)
Minority interest in income (loss)	(1,498)	(2,528)	14,832	45,527

NET INCOME (LOSS)	$7,081,056	$15,140,708	$(86,053,431)	$(242,675,991)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	5,518,762	6,132,334	5,785,513	5,916,918

Net Income (loss) per weighted average General Partner and Limited Partner Unit	$1.28	$2.47	$(14.87)	$(41.01)

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2006 and 2005

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2004	5,269,462	$13,425,275	$1,358,373,840	$1,371,799,115

Subscriptions	1,359,975	2,102,854	292,881,729	294,984,583

Net loss	—	(2,325,057)	(240,350,934)	(242,675,991)

Redemptions	(553,642)	—	(117,202,056)	(117,202,056)

PARTNERS’ CAPITAL, September 30, 2005	6,075,795	$13,203,072	$1,293,702,579	$1,306,905,651

PARTNERS’ CAPITAL, December 31, 2005	6,005,530	$12,613,943	$1,221,537,583	$1,234,151,526

Subscriptions	599,500	4,888	116,440,991	116,445,879

Net loss	—	(915,640)	(85,137,791)	(86,053,431)

Redemptions	(1,340,264)	(583,321)	(260,585,129)	(261,168,450)

PARTNERS’ CAPITAL, September 30, 2006	5,264,766	$11,119,870	$992,255,654	$1,003,375,524

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.

(a Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the “Partnership”) as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005. However, the operating results for the interim periods may not be indicative of the results for the full year. These consolidated financial statements contain the activities of both the Partnership and the joint venture in which the trading activities occur.

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

3.                    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The impact on the Partnership financial statements, if any, is currently being assessed.

In September 2006, the Securities Exchange Commission (“SEC”) staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. SAB 108 is effective for the first annual period ending after November 15, 2006, with early application encouraged. The Partnership has assessed the impact of SAB 108 on its financial statements and does not expect the impact of adoption to be material to its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:              Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sep
2005	$224.16	$213.19	$213.18	$190.18	$208.05	$212.63	$215.46	$214.97	$215.10
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18	$176.75	$190.69	$190.58

Performance Summary

January 1, 2006 to September 30, 2006

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

The interest rate sector was profitable for the Partnership, however, the beginning of the quarter was not profitable due the fact the fixed income markets in the U.S., Europe and Japan sold off over fears of their respective central banks raising interest rates. Performance in various markets counterbalanced each other in the middle of the quarter.  The sector benefited from Japanese Government bonds, which was in a price decline. Eurodollar posted gains, which were offset by losses in U.S. 30 year Treasury bonds, German bunds and bobl. The quarter ended with both the Federal Reserve and the European Central Bank raising their respective interest rates 25 basis points. The true catalyst for the sell-off was growing speculation in the markets that both central banks would be forced to continue to raise rates after consumer confidence reports released in both Europe and the U.S. on March 28th were much stronger than expected. The largest gains in this sector were achieved in the German bund and the Japanese Government bond while the largest loss occurred in the Australian three-year bond as traders increased speculation that the Federal Reserve Bank of Australia may have to raise interest rates to keep pace with the U.S. Federal Reserve.

The agricultural sector was profitable for the Partnership.  The quarter began with record highs as a result of the surging cost of crude oil which increased the demand for ethanol, a sugar cane by-product. Brazil, the biggest producer and exporter of sugar, is converting more of its cane crop to ethanol to cope with record gasoline prices. New York (“N.Y.”) coffee rose to seven month highs as worldwide demand outpaced supply. N.Y. coffee and N.Y.

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

The currencies sector was the least profitable for the Partnership. The foreign exchange sector suffered losses as the U.S. dollar posted its biggest monthly decline against the Euro since November 2004. This was due to the market’s anticipation of the Federal Reserve’s removal of “measured pace” from its statement after its meeting on January 31st. The Euro also benefited as the market waited for the European Central Bank’s meeting on February 2, 2006 to raise borrowing costs as Europe’s economy strengthened. The U.S. dollar also suffered losses against the Swiss franc, Japanese yen and the Euro. Investors no longer expect interest rate differentials to benefit the U.S. dollar as the spread narrowed between the U.S. and both European and Japanese interest rates. The U.S. dollar rose against the Euro in the middle of the quarter as new Federal Reserve Chairman, Ben S. Bernanke, stated that inflation may quicken. His comments suggest further tightening by the Federal Reserve. The quarter endedrange-bound trading continued to negatively affect the Partnership’s long term trend following approach. Although some currencies had directional moves during the month, they were accompanied by strong reversals.

April 1, 2006 to June 30, 2006

The Partnership posted an overall loss for the second quarter with metals, interest rates, and energy posting gains while stock indices, agriculture and currencies posted losses.

The metals sector posted gains for the Partnership. The quarter began with gold surging to a 25 year high and silver climbing 51% during this year. This occurred due to the escalating dispute with Iran combined with a falling U.S. dollar which helped to push the precious metal higher as investors look for a safe-haven given the global geopolitical uncertainty. Silver rallied on speculation that investor demand will grow as Barclays Bank PLC began offering an exchange traded fund backed by the metal.  Both base and precious metals began to retreat from highs set in the middle of the quarter. Gold fell to a three month low after reaching a 26-year high in May. The dramatic sell-off was caused by the combination of a stronger U.S. dollar, as investors bought U.S. dollars as an alternative to gold, and increased speculation that the U.S. Federal Reserve could hike interest rates as much as 50 basis points. However, during the last two days of the quarter, gold surged, after the U.S. Federal Reserve suggested it may take a break from raising rates, erod the value of the U.S. dollar.

The interest rate sector also posted a gain for the Partnership.  European, Japanese and U.S. fixed income markets were sold off the beginning of the quarter which significantly added to the Partnership’s performance. The largest gain in the sector was in the German benchmark ten-year bund whose yield rose 22 basis points. This rise was due to speculation the European Central Bank will raise its key interest rate three more times this year. The Japanese ten-year bond (JGB’s) also added to the sector’s performance as it fell for a fifth month, the longest since 1990, on concerns that the Bank of Japan will raise interest rates this year. Yields on U.S. ten-year Treasuries rose for a fifth straight month mid-quarter, the longest stretch since 1999. Interest rate speculation occurred at the end of the quarter with the U.S. Treasury bonds slightly rebounding due to U.S. Federal Reserve hinting a pause in increasing rates in the future.

The energy sector posted profits for the Partnership primarily due to the increasing price of crude oil. Concerns that the United Nations Security Council will impose sanctions that could lead Iran, the fourth-largest oil producer, to cut shipments drove crude oil for June delivery to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher as Brent crude oil for June settlement also reached a new high of $74.79 a barrel on April 21st. While the sector benefited from increased instability in the world, mild weather in the U.S. hindered performance as natural gas fell 20 percent and approached a nine month low as demand slowed. Brent crude oil for July settlement touched a record high of $74.97 a barrel the middle of the quarter, the highest since the contract began trading in 1988, as attacks in Nigeria and doubts that Iran will embrace a new U.S. backed effort to rein in the country’s nuclear program kept crude related products from suffering the severe intra month reversals that plagued the majority of the other sectors. Weakness in the markets caused by fears of a slowing world economy was replaced by strength at the end of the quarter due to renewed tensions in the Middle East and speculation that gasoline consumption would jump during the 4th of July holiday weekend. Crude oil futures for August delivery touched $74.10 on the New York Merchant Exchange, after falling to a low of $68.75 during the month. Natural gas posted gains as prices fell in New York as hot weather eased in the northern U.S. trimming demand for the fuel from power plants, which is used to meet air cooling needs.

The stock indices attributed to the loss posted for the Partnership. The Partnership’s performance was hindered by increased geopolitical instability in the global stock markets, as well as a volatile interest rate environment. Asian stocks dropped from a 16-year high at the beginning of the quarter after China unexpectedly raised its key lending rate. The rate rise, along with China asking the nation’s banks to restrict lending to prevent the economy from overheating, sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in the world’s fastest growing major economy. Global equity markets began to fall mid-quarter after the U.S. Federal Reserve met and it became apparent an additional rate hike was still a possibility in June. The losses continued through the end of the quarter due to mounting speculation that actions of the U.S. Federal Reserve would hurt economic growth and 16 central banks raised interest rates to contain inflation. However, as it became evident that the U.S. Federal Reserve was actually closer to ending its rate hiking cycle, world equity markets rallied. Despite the quarter end rally, the NASDAQ composite slid 7.2%, its biggest drop since the first quarter of 2005.

The currencies sector was not profitable for the Partnership. In the beginning of the quarter, the currency sector started strong with the largest gain in the British pound which posted its first back-to-back monthly gain mid-quarter against the U.S. dollar since the end of 2004.  An improving economic outlook increased speculation that the Bank of England may lift borrowing costs this year. However, losses were incurred at the end of the quarter by a strengthening of the U.S. dollar relative to most major currencies which adversely affected the Partnership. Stronger than expected June Consumer Price Index coupled with statements from U.S. Federal Reserve Chairman Bernanke calling recent increases in inflation measures an “unwelcome development”, led investors to speculate that the U.S. Federal Reserve might raise rates 50 basis points rather than the previously expected 25. The increased rate speculation helped the U.S. dollar reach an eight-week high of 1.2479 against the Euro. On June 29th, the U.S. Federal Reserve raised rates 25 basis points and suggested it may be nearing the end of its two-year cycle of rate increases as the statement announcing their decision indicated that slowing economic growth “should help to limit inflation pressures”. As a result, the U.S. dollar reversed once again and weakened during the last two days of the month. The U.S. dollar ended the quarter 5.3% lower against the Euro and 2.8% versus the Japanese yen, which was the greatest percentage decrease since the last quarter of 2004.

The agricultural sector was the least profitable for the Partnership. At the beginning of the quarter, cotton fell to its lowest close since December 2, 2005. Prices were down 3.7% from a year ago after farmers harvested a record 23.72 million bales last year, up 2% from 2004. The gains were not enough however to offset the losses in the rest of the sector as choppy price action dominated the sector’s performance. The largest loss occurred in N.Y. coffee as growers in Latin America and Africa took advantage of a recent rally to sell beans. Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped mid-quarter. Sugar prices fell to nearly a three month low in London on speculation that the European Union will increase exports before the World Trade Organization reforms take effect in July. Weather conditions had severe affects on various crops in the U.S. and around the world at the end of the quarter. CBOT (Chicago Board of Trade) wheat fell to a five-week low in the middle of June, after warm dry weather in the central U.S. helped farmers speed up the harvest. About 21% of the winter wheat crop had been collected as of June 11th, almost double the five-year average of 11%. Corn and soybeans also hindered performance as prices in Chicago fell as Midwest rains helped revive crops after six weeks of hot, dry weather.

July 1, 2006 to September 30, 2006

The Partnership posted an overall gain for the third quarter with interest rates and energy posting gains while stock indices, agriculture, metals and currencies posted losses.

The interest rate sector was the most profitable for the Partnership.  However, the quarter began with losses. The benchmark ten-year Japanese Government bond along with the U.S. ten-year Treasury bond were the worst performers in the sector as the slowing U.S. economy spurred speculation that the Federal Reserve will stop raising  interest rates. The Bank of Japan raised the rate between lenders 25 basis points on July 14th ending a five-year policy of keeping borrowing costs near zero percent. Japanese government bonds, German bunds, and the U.S. benchmark ten-year Treasury bond rallied mid-quarter. Investors drove yields lower as a smaller than expected increase in consumer prices, as well as a sharp drop in industrial production, caused speculation that the Bank of Japan would keep interest rates at their current level for the remainder of the year. German bunds added to the sector’s gains as yields hit their lowest levels since March. The rally was due to European Central Bank (“ECB”) President Jean Claude Trichet signaling that the ECB may be ready to raise interest rates again at its meeting October 5th.  The sector had additional gains as U.S. Treasuries rose, extending their second straight monthly advance. Bonds were supported by the Federal Reserve’s decision to benchmark U.S. interest rate at 5.25%, ending a record two-year run of 17 straight rate increases. Quarter ended as U.S. Treasuries had their biggest quarterly gains in four years and European ten-year bonds posted their first quarterly gain since June 2005. The U.S. ten-year yield touched a seven month low of 4.53 percent on September 25th, down from 5.14 percent on June 30th as expectations that the Federal Reserve would raise interest rates further gave way to the view that it may lower them in the near future.  Speculation increased that the cumulative effects of 17 U.S. Federal Reserve’s rate increases since June 2004 would likely slow the economy and curb inflation.

The energy sector also posted gains for the Partnership. Geopolitical events and a record-breaking heat wave in the midwest and northeastern U.S. caused volatility throughout the entire energy sector. Natural gas rallied to its biggest gain for the year, posting gains of over 44% between July 18th and July 31st. The largest loss occurred in London gas oil as oil prices rose on the back of the rally in natural gas. Crude oil spiked on July 14th to a record $78.40 a barrel on concern that the fighting in Lebanon would spread to other parts of the Middle East, which is the source of about a third of the world’s oil. Mid-quarter natural gas closed at a six week low due to mild weather across the central and eastern United States reduced demand for the fuel. The quarter ended as natural gas and crude oil prices tumbled as mild weather in the U.S. Midwest cut demand and allowed inventories to climb toward an all time high. Natural gas futures for October delivery dropped to a four year low of $4.05 amid concerns that storage will fill up and leave buyers with few places to store the fuel.

The stock indices were not profitable for the Partnership. The quarter began with the majority of world equity markets trendless as investors continued to speculate over the U.S. Federal Reserve’s next move. Global equities reversed the recent losing trend and rallied on decreased fears of inflation mid-quarter. U.S. Federal Reserve policy makers signaled that the economy may have cooled enough to preclude further interest rate increases for the remainder of the year. European stocks rallied at quarter’s end to a five-year high. Fears that slower economic growth in the U.S. and in Japan kept the Nikkei lower for the majority of the month, however those fears subsided and the Nikkei rallied on signs of economic growth in Japan. A pause in U.S. interest rate increases also eased concerns of higher borrowing costs that could curb demand in Europe’s largest export market.

The agriculture sector posted losses for the Partnership. At the beginning of the quarter, sugar underperformed on speculation that global demand will slow. Sugar prices have climbed 52% over the past year on the theory that record oil prices would spur Brazil, the world’s largest sugar producer, to divert more of its harvest to making ethanol. Corn and soybeans also hurt performance as price volatility caused by fluctuating weather conditions in the U.S. Midwest threatened crop yields. A report issued by the U.S. Department of Agriculture that indicated about 59% of the corn crop was in good condition, which was the lowest percentage of the year, contributed to corn price volatility. Losses in wheat mid-quarter were offset by gains in sugar. World sugar production this year will be higher than previously forecasted easing a third straight annual shortfall as favorable weather in India helped the harvest. Quarter ended with sugar prices plunging on speculation that demand would fall as lower energy costs discouraged the use of ethanol as an alternative fuel source eroding the value of sugar. Cotton prices also fell as speculation that an attempted coup in Thailand, the fifth-largest buyer of the fiber, would reduce imports from the United States.

The metals sector posted losses for the Partnership.  Volatility in the gold market increased as fighting escalated in the Middle East causing the sector to post losses at the beginning of the quarter. The precious metal has gained 90 percent in the past year. Silver’s rally is due to increased demand throughout the world and expectations of continued of economic expansion in the developing nations. Base and precious metals suffered as commodities as an asset class had their biggest quarterly decline in at least 50 years. Gold and silver prices continued to fall as lower energy prices and a stronger U.S. dollar eroded the appeal of the precious metals as an alternative to U.S. stocks and bonds. The Commodity Research Bureau index ended the third quarter down 12%, its largest decline in at least 50 years.

The currency sector was the least profitable for the Partnership.  Fighting broke out between Israel and Hezbollah causing a sharp reversal in the weakening U.S. dollar trend. The U.S. dollar rallied beginning of the quarter as fighting in the Middle East escalated sending the currency higher against the Japanese yen and Euro.

Unfortunately, most of the gains disappeared as investors focused on interest rates after the U.S. Federal Reserve Chairman Bernanke stated that “moderation” in the economy was under way. Mid-quarter the Japanese yen fell against the U.S. dollar and the Euro on increased speculation that the Bank of Japan would keep interest rates at their current levels causing the sector to post profits for the Partnership. However, the quarter ended as volatility increased due to speculation surrounding the health of the U.S. economy and uncertainty of global inflation. The U.S. dollar fluctuated as differing economic data kept the marketplace guessing what the U.S. Federal Reserve’s next move might be.

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

The currency sector was the most unprofitable sector in the quarter.  The single most influential factor driving performance in this sector was the U.S. dollar.  A significant portion of the loss in the beginning of the quarter was directly related to the strength of the U.S. dollar against most major currencies.  The weak U.S. dollar trend, which had dominated the markets during the second half of last year, began to reverse itself as market expectations of a Chinese yuan revaluation by the Chinese central bank began to diminish.  The weakness of the Japanese yen against the U.S. dollar mid-quarter also hurt performance.  On February 10th, the U.S. dollar rose to a three-month high against the Japanese yen after a Commerce Department report showed the U.S. trade deficit narrowed in January from a previous record high.  The recent U.S. dollar strength began when Federal Reserve Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink.  Further adding to the Japanese yen’s weakness were reports that showed Japanese household spending and industrial output had dropped in December 2004, and that Japan had officially fallen into a recession for the fourth time since 1991.  Additional losses in this sector occurred as the Swiss franc rose against the U.S. dollar on speculation that the Swiss National Bank would raise its target interest rate.  The largest gain in this sector was achieved in the Japanese yen, while the largest loss occurred in the Swiss franc.

April 1, 2005 to June 30, 2005

The Partnership posted trading profits for the quarter, with the currency and fixed income sectors reporting profits and the remaining sectors posting losses.

The currency sector posted substantial profit for the quarter despite losses early in the quarter due primarily to the strengthening of the Japanese yen. Soon afterward, France’s rejection of the European Union constitution dampened expectations for economic growth in the region, resulting in the Euro’s fall to a seven-month low against the U.S. dollar. The Euro also weakened against most other major currencies. The decline in the Euro was compounded by a report pronouncing a drop in European business confidence, and the weakening of the Swiss franc against the U.S. dollar. The quarter came to a positive close with the U.S. dollar posting its largest quarterly gain against the Euro since 2001. The widening spread between the two-year U.S. Treasury note and the German schatz, along with the rally of the U.S. dollar against the Japanese yen also contributed to positive returns.

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

The metals sector was quite volatile during the quarter, ultimately posting a net loss. A decrease in the Institute for Supply Management Non-Manufacturing Business Activity Index in April initially caused base metal prices to fall, while precious metals continued to appreciate. Later, the Partnership was able to benefit from the decline in gold prices and simultaneous strengthening of the U.S. dollar. However, gold went on to experience significant volatility. Gold prices rose as crude oil surged, then dipped with the strengthening of the U.S. economy. Higher interest rates generally made investors more hesitant to hold gold and silver, which do not offer fixed returns. The quarter ended with a relatively strong performance from zinc.

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

The energy sector was the most unprofitable sector of the quarter. Although energy has trended upward in the recent past, a leap in U.S. supplies and OPEC output caused crude oil prices to take a 15% plunge in April. Additional speculation over the slowing of major economies, such as the U.S., Europe, and Japan, has also burdened sector performance. Crude oil temporarily rebounded when U.S. crude oil stockpiles fell and the Royal Dutch/Shell group announced the closing of two refinery units. However, just as it appeared that global demand for oil would peak to a record 86.4 million barrels a day in the fourth quarter, an Energy Department report informed investors of an unexpected surge in supplies because of increased productivity in refineries. Overall, all energy sector components were negative for the majority of the quarter.

July 1, 2005 to September 30, 2005

The Partnership posted a gain for the quarter.  Trading in the energy sector was the most profitable followed by stock indices, agriculture, and metals.  Losses were posted in the currencies and interest rate sectors.

The energy sector was the solid performer for the Partnership during the quarter.  Natural gas and crude oil had the most significant impact, but there were positive returns in every market traded.  Economic growth in the two largest oil consumers, the U.S. and China, was a main contributor to the record prices.  Hot weather in the Midwest and Northeast and Hurricanes Dennis and Emily in the South also influenced prices early in the quarter.  Energies rose as fears mounted and were then confirmed about the possibility of Hurricane Katrina paralyzing U.S. oil output, refining and imports along the coast of the Gulf of Mexico.  Eight refineries in Louisiana and Mississippi, accounting for more than ten percent of U.S. refining capacity, were closed due to Hurricane Katrina.  Natural gas prices reached record highs, as a result of Hurricane Katrina and then Hurricane Rita striking the gulf coast.  Crude oil prices fell late in the quarter after the International Energy Agency said it expected to deliver at least 35 million barrels of oil and refined products to the U.S. by the end of October to help offset the lost production from rigs and refineries affected by the hurricanes. However, this was not enough to offset the profits from natural gas.

Trading in stock indices also posted gains for the Partnership.  The Nikkei was the sector’s top performer.  Stocks rose early in the quarter as companies posted better than expected earnings while economic reports showed tame inflation and growth in retail sales.  Japanese stocks rallied on the news that the European Central Bank upgraded its assessment of the Japanese economy, citing improved business confidence and greater company investments. The Nikkei continued to rise to a new four year high on signs that the world’s second largest economy continued to grow.  The Japanese economy has grown faster in 2005 than in the previous 15 years.  Also helping to boost the Nikkei during the quarter was a report that showed that land prices in Tokyo rose for the first time in 15 years and a central bank official said deflation may end next quarter. Nevertheless, the sector’s gains were limited as the majority of the world’s equity markets weakened during the quarter on concerns that record oil prices, caused by Hurricanes Katrina and Rita.

Trading in agricultural commodities posted gains for the Partnership as well.  New York coffee was the sector’s best performer and cotton the worst.  Coffee prices fell due to mild weather in Brazil, the biggest coffee producer, and plentiful supply for U.S. processors.  New York coffee prices continued to fall as Brazil announced that its coffee harvest was larger than expected this year and that next year’s crop would increase by 26%.  Gains were limited as New York coffee futures rose after flooding caused by Hurricane Katrina put bean inventories at risk in New Orleans, the second largest coffee port in the U.S.  Soybean prices fell as expectation that August rains revived crops stressed by hot, dry weather in June and July.  Corn also helped the sector’s performance as prices fell on continued expectations for the second biggest U.S. crop ever.  Wheat futures for December delivery rose 9.8% in September as U.S. production fell more than expected because of a disease in the spring crop in the Great Plains.

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

Weakness in the British pound against the U.S. dollar helped performance, but its decline against the Euro detracted from performance.  The U.S. dollar fell mid-quarter against the Euro and the Japanese yen as a result of speculation that the record high oil prices would slow U.S. economic growth thereby reducing expectations for how much the Federal Reserve will raise interest rates this year.   The U.S. dollar’s weakness was further exacerbated after manufacturing in the Chicago region unexpectedly shrank for the first time since April 2004.  The weakness in the U.S. dollar was further compounded by strength in the Japanese yen.  Once it became evident that the Federal Reserve would continue to raise interest rates and thus keep its yield advantage, the U.S. dollar reversed its losing trend and began to rally.  While the sector’s performance suffered as the U.S. dollar rallied against the Euro, Swiss franc and British pound, it was able to limit the losses with its performance against the Japanese yen and the Brazilian real.

The largest losses were posted in the interest rate sector. Stronger than expected economic growth in the U.S., Europe and Japan caused a sell off in global bond markets.  U.S. Treasuries fell as reports showed the economy may be growing fast enough to spur inflation.  The yield on Japan’s government bonds rose on signs that Japan’s economic recovery could be sustainable.  Meanwhile, German ten-year bunds, Europe’s benchmark, fell as various European government reports on manufacturing factory orders and exports rose, beating expectations.  Further pressure was placed on European fixed income markets as French unemployment unexpectedly dropped.  In the U.S., speculation grew that growth in the world’s largest economy was strong enough to prompt the Federal Reserve to keep hiking interest rates into next year.  In Japan, Japanese government bonds fell to levels not seen since March as the Japanese economy appeared to be accelerating faster than expected.  However, as it became apparent that Hurricane Katrina would make landfall and cause widespread damage to the U.S. gulf coast region and its industries, global bond markets rallied.  The German ten-year bund continued to fall on concerns record high energy prices would slow the Euro region’s economy.  The U.S. fixed income sector suffered as volatility caused by the hurricanes took its toll.  Global fixed income markets all suffered loses after having rallied in the wake of Hurricane Katrina.  U.S. Treasuries fell as it became apparent that the Federal Reserve not only had no intention of taking a pause in raising interest rates, but was actually more concerned with the possibility of rising inflation than the possibility of a slow down in the economy caused by the hurricanes.  The German bund continued to suffer losses as inflation in the 12 nations using the Euro accelerated in September to the fastest pace in more than a year due to record high energy prices.

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

As of September 30, 2006, the Partnership has sold 10,364,277units of limited partnership interest, with an aggregate price of $1,970,467,208.

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

ML JWH STRATEGIC ALLOCATION FUND L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2006	By	/s/ BENJAMIN WESTON
Benjamin Weston
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2006	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)