Form 10-K
period 2006-12-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2007-03-29
CIK 1005177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-28928

ML JWH STRATEGIC ALLOCATION FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3887922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2G

Plainsboro, New Jersey 08536
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6091

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

As of January 31, 2007, limited partnership units with an aggregate net asset value of $1,205,841,861 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2006 Annual Report and Report of  Independent Registered Public Accounting Firm, the annual report  to security holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

ML JWH STRATEGIC ALLOCATION FUND L.P.

ANNUAL REPORT FOR 2006 ON FORM 10-K

PART I

Item 1: Business

(a)           General Development of Business:

ML JWH Strategic Allocation Fund L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and began trading operations on July 15, 1996.  The Partnership trades through its Joint Venture, ML/JWH Strategic Joint Venture (the “Joint Venture”), in the international futures and forward markets through a joint venture with John W. Henry & Company, Inc. (“JWH ®”), utilizing  JWH’s proprietary trading strategies.

Merrill Lynch Alternative Investments LLC (“MLAI”), an indirect wholly-owned subsidiary of  Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the general partner of the Partnership.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. (As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.)

JWH® has utilized its Strategic Allocation Program  since inception.  JWH® manages capital in commodities, interest rate and foreign exchange markets for international banks, brokerage firms, pension funds, institutions and high net worth individuals.  JWH® trades a wide range of futures and forward contracts on a 24-hour basis in the United States, Europe and Asia, and is one of the largest advisors in the managed futures industry in terms of assets under management, trading approximately $1.7 billion in client capital as of December 31, 2006.

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

As of December 31, 2006, the aggregate Net Asset Value of the Partnership was $792,303,062, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $175.61

Through December 31, 2006, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

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

The Strategic Allocation Program uses a multi-strategy approach. The joint venture agreement provides that JWH® has full discretionary authority over the selection of which JWH ® Trading Programs to use for the joint venture and the leverage to be applied in the Strategic Allocation Program.

One of the objectives of the Partnership is to provide diversification to a limited portion of the risk segment of the Limited Partners’ portfolios in an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings.  Since it began trading, the Partnership’s returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

Leverage Considerations

The larger the   joint venture’s market commitment (generally equivalent to the face amount of the positions held) in relation to its assets, the higher the position size in relation to account equity at which  it  is said to be trading.  In general, the larger the  joint venture’s market commitment, the profit potential increases, as well as the risk of loss.  JWH® adjusts the joint venture’s  market commitment to levels, which JWH® believes are consistent with its  desired  risk/reward  objectives.  For example, in volatile markets, JWH® might decide — in order to reduce market exposure and, accordingly, the risk of loss, but with a corresponding decrease in profit potential — that the positions ordinarily appropriate for a $50 million allocation are all a $75 million allocation should acquire.  On the other hand, market factors might cause JWH® to decide — in order to increase market exposure and, accordingly, profit potential as well as risk of loss — that the positions ordinarily indicated for a $100 million allocation are appropriate for an allocation of only $50 million.  JWH® monitors and adjusts on an ongoing basis the leverage at which the Strategic Allocation Program trades; position size in relation to account equity can range from 50% to 150% of standard program trading levels.

At certain times — for example, after substantial gains in several of the Programs — JWH® may conclude that the  portfolio offers more risk than reward.  If so, JWH® may reduce the  market commitment, both taking profits and controlling risk.  Conversely, JWH® may commit more than the total assets of the account  to the markets if the profit potential seems to justify the added risk.

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

JWH® attempts to pare losing positions relatively quickly while allowing profitable positions to mature. Most losing positions are closed within a few days or weeks, while others — those where a profitable trend continues —are retained.  Positions held for two to four months are not unusual, and positions have been held for more than one year. Historically, less than one third of all trades made pursuant to the investment methods have been profitable. Large profits on a few trades in positions that typically exist for several months have produced favorable results overall.

The greatest cumulative percentage decline in  net asset value, which JWH® has experienced in any single program, was nearly sixty percent on a month-to-month composite basis since its inception.  Investors in the Partnership should understand that similar or greater drawdowns are possible in the future.

JWH does not expect that all trend signals will lead to profitable trades.  Stop-losses are used in some models and managed in a proprietary manner to balance the potential loss on any trade versus the opportunity for maximum profit.  Stop-losses may not necessarily limit losses, since they become market orders upon execution; as a result, a stop-loss order may not be executed at the stop-loss price.  Other models do not have any stop-loss methodology but rely on market diversification and a change in directional signals to offset risk. Risk in some programs may also be managed by varying position size or risk levels for a market, based in part on assessment of market volatility, while other programs will maintain position size in markets regardless of changes in volatility.  There are no systematic constraints on portfolio volatility or the maximum drawdown for any program.  Volatility will not cause systematic adjustments to be made to existing positions.  Some programs consider volatility in determining the size of positions  initiated.  Other programs do not consider volatility in determining the size of positions initiated.

Modern portfolio techniques are used in an effort to construct an overall diversified portfolio for each JWH trading program.  However, some programs have limited diversification because of their sector focus or because JWH requires demonstrated liquidity in the contracts selected for a portfolio.  These techniques will attempt to take into account the volatility and correlation of the markets that are included in the program, as well as projected price behavior during specific  projections of market extremes.  However, no assurances can be made that historical market correlations and diversification will occur or persist in all market conditions.  In an attempt to maintain portfolio diversification, portfolio adjustments will be made to account for systematic changes identified  by JWH’s research in the relationships across markets.  Consistent with JWH’s view of markets, portfolios are managed to meet longer-term risk and volatility tolerances, rather than trading on the basis of short-term tends or short-term volatility.

To reduce exposure to volatility in any particular market, most JWH® programs participate in several markets at one time.  In total, JWH® programs participate in up to 80 markets, encompassing interest rates, foreign exchange, global stock indices and commodities such as agricultural products, energy, precious and base metals.

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

Program Modifications

Research is conducted across JWH departments in collaboration with JWH’s investment policy committee. Research may include analysis of the dynamic elements of the JWH investment process, including refining risk management techniques and monitoring market capacity to the extent consistent with basic JWH methodologies.  Research also includes the examination of profit opportunities in markets not currently traded by JWH programs and in new instruments as they become available.

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

Adjustments to the size of trading positions taken in relation to account equity have been and continue to be an integral part of JWH®’s investment strategy.  At its discretion, JWH® may adjust position size in relation to account equity in certain markets or entire programs.  Position size in relation to account equity adjustments may be made at certain times for some programs but not for others.  In the case of declines in equity, position sizes are generally maintained in spite of any trading losses.  Systematic methods for maintaining or adjusting the trade size in an account may affect performance  and will alter the risk exposure of the account, with position size  increasing in relation to account equity in down markets until losses are offset, and decreasing in profitable market conditions until systematic adjustments are made. Factors which may affect the decision to adjust position size in relation to account equity include: ongoing research; program volatility; current market volatility; risk exposure; and subjective judgment and evaluation of these and other general market conditions.  Such decisions to change position size in relation to account equity may positively or negatively affect performance, and will alter risk exposure for an account.  Position size in relation to account equity adjustments may lead to greater profits or losses, more frequent and larger margin calls and greater brokerage expense.  No assurance is given that such position size in relation to account equity adjustments will be to the financial advantage of investors in the Partnership.  JWH® reserves the right, at its sole discretion, to adjust its position size in relation to account equity policy without notification to MLAI.

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

The Joint Venture Agreement

The advisory arrangement between the Partnership and JWH® is a joint venture (“Joint Venture”), a general partnership structure.  The Joint Venture Agreement terminates on December 31, 2007 subject to automatic one-year renewals, unless either the Partnership or JWH® elects not to renew.

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

JWH® originally invested $100,000 in the Joint Venture. As of December 31, 2006, JWH®’s investment was valued at $177,435.

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

Charges

The following table summarizes the charges incurred by the Fund during 2006, 2006 and 2004.

	2006		2005		2004
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month- End Net Assets
Brokerage Commissions	$61,808,517	5.88%	$73,622,017	5.81%	$57,501,150	6.00%
Administrative and filing fees	2,937,327	0.28%	3,450,957	0.27%	2,889,337	0.30%
Ongoing Offering Costs	1,450,000	0.14%	475,000	0.04%	348,101	0.04%
Total	$66,195,844	6.30%	$77,547,974	6.12%	$60,738,588	6.34%

The Partnership’s average month-end Net Assets during 2006, 2005 and 2004 equaled $1,050,574,066, $1,266,792,130, and $957,699,076, respectively.

In addition to the above charges, the Partnership and JWH® share in the profits of the Joint Venture based on equity provided that 20% of the Joint Venture’s quarterly New Trading Profits are allocated to JWH®.  For  the years ended December 31, 2006, 2005 and 2004, JWH® received a profit share allocation of $0, $0 and $38,968,456, and earned interest of $0, $6,312 and $83,034,  on such amounts, respectively.

Description of Current Charges

The Partnership is subject to the following charges and priority profit allocation (“Profit Share”):

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

A flat rate, monthly brokerage commissions of 0.479 of 1% of the Joint Venture’s month-end assets (a 5.75% annual rate) of the Partnership’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Such commissions cover JWH®’s monthly consulting fee as well as all floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading.

During 2006, 2005 and 2004, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Partnership’s flat-rate brokerage commissions was approximately $182, $154, and $110, respectively.

MLPF&S	Use of Partnership assets	MLPF&S may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar Available Assets in offset accounts.

MLAI	Administrative Fee

A flat rate monthly charge of 0.021 of 1% (a 0.25% annual rate) of the Joint Venture’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination) is paid to MLAI, which pays all routine administrative expenses of the Joint Venture, other than the Partnership’s ongoing offering costs and the actual cost of the State of New Jersey annual filing fee. This filing fee is assessed on a per partner basis with a maximum charge of $250,000 per year.

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

Item 1A: Risk Factors

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

Lack of the Types of Price Trends Which JWH® Programs Can Identify Will Cause Major Losses

The Partnership cannot trade profitably unless major price trends occur in at least certain markets that it trades.  Many markets are trendless most of the time, and in static markets the JWH® programs are likely to incur losses.  In fact, JWH® expects more than half of its trades to be unprofitable; it depends on significant gains from a few major trends to offset these losses.  Since inception, the Partnership has had 64  unprofitable and 62 profitable months, and there have been significant periods during which the Net Asset Value of the Partnership has declined.  It is not just any price trend, but price trends of the type which JWH®’s systems have been designed to identify, which are necessary for the Partnership to be profitable.

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

The Partnership’s Substantial Expenses Will Cause Losses Unless Offset by Profits

The Partnership pays fixed annual expenses of 5.75% brokerage and 0.25% administrative fees of its average month-end assets.  The Partnership will also reimburse MLAI  for ongoing offering costs subject to a ceiling of .25 of 1% of the Partnership’s average month-end assets in any fiscal year.  Miscellaneous costs in connection with its currency trading and commercial paper investments, when applicable, have equaled approximately 0.25% of the Partnership’s average month-end assets annually.  The Partnership is also subject to 20% quarterly Profit Shares during its profitable quarters.  Because these Profit Shares are calculated quarterly, they could represent a substantial expense to the Partnership even in a breakeven or losing year.  Based on MLAI’s experience with other commodities investment partnerships which MLAI  manages, MLAI expects that approximately 1% of the Partnership’s average month-end assets might be paid out in Profit Shares even during a losing year. Overall, investors may expect that the Partnership will pay about approximately 7.30% per year in expenses, 10.30% including the 3% redemption charge paid by investors in effect through the end of the first twelve months after a Unit is issued; such figures do not take into account any interest earned by the Partnership.

The Partnership’s expenses could, over time, result in significant losses.  Except for the Profit Share, these expenses are payable whether or not the Partnership is profitable.

Increased Competition from Other Trend-Following Traders Could Reduce JWH®’s Profitability

There has been a dramatic increase over the past 25 years in the amount of assets managed by trend-following trading systems like the JWH® programs.  In 1980, the amount of assets in the managed futures industry were estimated at approximately $300 million; by the end of 2006, this estimate had risen to approximately $170 billion (these figures include trend-following and other advisors).  This means increased trading competition.  The more competition there is for the same positions, the more costly and difficult they are to acquire.

JWH®’s High Level of Equity Under Management Could Lead to Diminished Returns

JWH® has a significant amount of assets under management.  As of January 1, 1990, JWH® had approximately $197 million under management; as of December 31, 2006, this figure had risen to approximately $1.7 billion.  The more money JWH® manages, the more difficult it may be for JWH® to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Large trades may result in more price slippage than smaller orders.

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

Item 3:   Legal Proceedings

There have been no administrative, civil or criminal actions, whether pending or concluded, against MLAI or Merrill Lynch or any of its individual principals during the past five years which would be considered “material” as that term is defined in Section 4.24(l)(2) of the Regulations of the CFTC, except as described below.

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. & Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (the “SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and

Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (the “NASD”) and the New York Stock Exchange (the “NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states (II) $75 million to fund the provision of independent research to investors; and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

In March 2006, MLPF&S entered into a settlement with the SEC arising from an investigation related to MLPF&S’ retention and production of e-mail.  The SEC found that MLPF&S willfully violated Section 17(a) of the Exchange Act, and Rules 17a-4(b)(4) and 17a-4(j) thereunder.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, entered into an undertaking regarding its policies and procedures and agreed to pay a civil penalty $2,500,000.

Item 4:   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5

(a)                                  Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

(b)           Holders:

As of December 31, 2006, there were 31,808 holders of Units, including MLAI.

(c)           Dividends:

MLAI has not made, and does not contemplate making, any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 5(a)                                                  Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2006	2005	2004	2003	2002
Revenues

Trading Profit (Loss):
Realized	$(158,576,895)	$(112,908,397)	$151,296,416	$24,882,048	$88,906,578
Change in unrealized	12,136,031	(150,020,999)	91,466,219	20,384,664	18,456,720

Total trading profit (loss)	(146,440,864)	(262,929,396)	242,762,635	45,266,712	107,363,298

Investment Income
Interest	51,861,211	39,816,009	14,133,423	5,168,611	4,622,596

Expenses:
Brokerage commissions	61,808,517	73,622,017	57,501,150	30,474,397	16,830,711
Administrative and filing fees	2,937,327	3,450,957	2,889,337	1,699,677	731,770
Ongoing offering costs	1,450,000	475,000	348,101	1,198,256	75,000

Total expenses	66,195,844	77,547,974	60,738,588	33,372,330	17,637,481

Net Investment Loss	(14,334,633)	(37,731,965)	(46,605,165)	(28,203,719)	(13,014,885)

Income (loss) before Minority Interest and Profit Share Allocation	(160,775,497)	(300,661,361)	196,157,470	17,062,993	94,348,413

Profit Share allocation	—	(6,312)	(39,051,490)	(5,840,767)	(20,152,858)
Minority interest in (income) loss	29,872	55,162	(25,137)	(16,777)	(49,824)

Net Income (Loss)	$(160,745,625)	$(300,612,511)	$157,080,843	$11,205,449	$74,145,731

Balance Sheet Data	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002

Total Partners’ Capital	$792,303,062	$1,234,151,526	$1,371,799,115	$695,477,407	$318,297,668
Net Asset Value per Unit	$175.61	$205.50	$260.33	$235.60	$219.52

The following selected month-end Net Asset Value per Unit information has been derived from the financial and accounting data of the Partnership:

	MONTH-END NET ASSET VALUE PER UNIT
	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2002	$168.42	$162.64	$154.17	$155.57	$168.98	$202.97	$217.66	$226.06	$240.00	$221.21	$206.54	$219.52
2003	$251.24	$269.78	$251.99	$258.85	$272.23	$248.88	$247.63	$256.91	$232.93	$213.37	$215.88	$235.60
2004	$244.57	$265.91	$251.68	$224.34	$210.08	$187.86	$183.46	$182.64	$201.36	$241.05	$268.07	$260.33
2005	$224.16	$213.19	$213.18	$190.18	$208.05	$212.63	$215.46	$214.97	$215.10	$214.98	$232.78	$205.50
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18	$176.75	$190.69	$190.58	$177.15	$188.07	$175.61

Pursuant to CFTC policy, monthly performance is presented from January 1, 2002, even though the Units were outstanding prior to such date.

ML JWH STRATEGIC ALLOCATION FUND L.P.
December 31, 2006

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)
Inception of Trading: July 15, 1996
Aggregate Subscriptions:   $1,980,192,819
Current Capitalization:   $792,303,062
Worst Monthly Drawdown:(2)   (13.89)% (1/05)
Worst Peak-to-Valley Drawdown:(3)   (34.49)%  (12/04 - 12/06)

	Monthly Rates of Return(4)
Month	2006	2005	2004	2003	2002
January	(3.40)%	(13.89)%	3.80%	14.45%	(0.91)%
February	(8.87)	(4.89)	8.73	7.38	(3.43)
March	5.65	0.00	(5.35)	(6.60)	(5.21)
April	11.55	(10.79)	(10.86)	2.72	0.91
May	(0.34)	9.40	(6.36)	5.17	8.62
June	(10.97)	2.20	(10.58)	(8.58)	20.11
July	(6.57)	1.33	(2.34)	(0.50)	7.24
August	7.89	(0.23)	(0.45)	3.75	3.86
September	(0.06)	0.06	10.25	(9.33)	6.17
October	(7.05)	(0.05)	19.71	(8.40)	(7.83)
November	6.16	8.28	11.21	1.17	(6.63)
December	(6.63)	(11.72)	(2.89)	9.14	6.28
Compound Annual Rate of Return	(14.55)%	(21.06)%	10.50%	7.33%	29.15%

(1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment.  The CFTC refers to such funds as “Principal Protected.”  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 2002; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end experienced by the Partnership since January 1, 2002.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month, inclusive of subscription activity.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

JWH®’s programs do not predict price movements.  No fundamental economic supply demand analysis is used and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are used.  Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending.  Technical traders such as JWH ® base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements.  However, there are frequent periods during which fundamental factors external to the market dominate prices.

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

Performance Summary

2006

Metals	$41,738,896
Agricultural Commodities	(11,014,707)
Energy	(23,966,341)
Interest Rates and Stock Indices	(6,837,362)
Currencies	(146,361,350)
$(146,440,864)

The Partnership’s performance was an overall loss in 2006 with metals and stock indices posting gains and agriculture, interest rates, energy and currencies posting losses.

The metals sector was the most profitable for the Partnership. At the beginning of the year, gold surged to a 25 year high and silver climbed to its highest level since March 1984. This trend continued through the second quarter with silver climbing 51%. Factors contributing to the rise in silver include the escalating dispute with Iran combined with a falling U. S. dollar which helped to push the precious metal higher as investors look for a safe-haven given the global geopolitical uncertainty. Both base and precious metals began to retreat from highs set in the middle of the quarter. Gold fell to a three month low after reaching a 26-year high in May. The sharp sell-off was caused by the combination of a stronger U.S. dollar, as investors bought dollars as an alternative to gold, and speculation that the Federal Reserve could hike interest rates as much as 50 basis points. Silver’s rally was due to increased demand throughout the world and expectations of continued  economic expansion of developing nations. Base and precious metals suffered as commodities as an asset class had their biggest quarterly decline in at least 50 years. During the third quarter, gold and silver prices continued to fall as lower energy prices and a stronger U.S. dollar eroded the appeal of the precious metals as an alternative to U.S. stocks and bonds. Although weakness in precious metals hurt performance, the Partnership was able to profit from falling base metal prices. New York copper futures fell 10 percent in December as inventories of the metal used in wires and pipes grew, a sign of weakening demand. London Metals Exchange copper for March delivery touched $6,250 a metric ton, the lowest since April 20th. Nevertheless, copper’s gain for the year in London was 44 percent and 41 percent in New York.

Stock indices also posted profits for the Partnership. European stock indices had their best January rally in eight years as energy stocks along with miners and steelmakers gained on expectations earnings would benefit from higher commodity prices. The middle of the first quarter was volatile for the stock indices sector as the Asian stock indices posted their first monthly decline since October 2005, however the decline reversed  at the end of the quarter as Asian stocks approached a 16-year high partly due to surging demand for metals and oil.  The interest rate rise, along with China asking the nation’s banks to restrict lending to prevent the economy from overheating, sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in China’s economy. Global equity markets began to fall mid year after the U.S. Federal Reserve met and an additional rate hike was still a possibility in June. The losses continued through the end of the second quarter due to mounting speculation that actions of the U.S. Federal Reserve would hurt economic growth and 16 central banks raised interest rates to contain inflation. However, as it became evident that the U.S. Federal Reserve was actually closer to ending its rate hiking cycle world equity markets rallied. The third quarter began with a substantial portion  of world equity markets trend-less as investors continued to speculate over the U.S. Federal Reserve’s next move. Global equities reversed the recent losing trend and rallied partly due to decreased concerns about inflation. U.S. Federal Reserve policy makers signaled that the economy may have cooled enough to preclude further interest rate increases for the remainder of the year. European stocks rallied at the end of the quarter to a five-year high. The fourth quarter began with the All Ordinarys index rising to a record. Also advancing were the U.S. benchmark indices, as earlier optimism that United States households would sustain economic growth pushed the Dow industrials to a record high during October and sent the S&P 500 to its highest level since November 2000. Three United States benchmarks had their biggest monthly gain since November 2005, with the Dow gaining 3.4 percent, the S&P 500 climbing 3.2 percent, and the NASDAQ advancing 4.8 percent. The year ended as Japanese stocks completed their longest yearly winning streak since 1989.  The Japanese yen reached an all-time low of 156.73 against the Euro helping to advance Japanese equities (a weaker Japanese yen boosts the value of euro-denominated sales when converted back into local currency).

The agriculture sector posted losses for the Partnership. The year began with record highs as a result of the surging cost of crude oil which increased the demand for ethanol, a sugar cane by-product. Brazil, the biggest producer and exporter of sugar, has been converting  more of its sugar cane crop to ethanol in connection with record gasoline prices. New York coffee rose to seven month highs as worldwide demand outpaced supply. New York coffee and New York sugar hindered returns in the middle of the first quarter while trading in Chicago Board of Traders (“CBOT”) wheat limited losses. The first quarter ended with sugar prices in London rising to their highest levels since 1989 on speculation that a jump in the cost of oil will force Brazil to direct more of its output towards producing ethanol. Mid-year, cotton fell to its lowest close since December 2, 2005. The gains in cotton were not enough, however, to offset the losses in the rest of the sector as choppy price action dominated the sector’s performance. Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped mid-year. Weather conditions had severe affects on various crops in the U.S. and around the world. CBOT wheat fell to a five-week low in the middle of June, after warm dry weather in the central U.S. helped farmers speed up the harvest. At the beginning of the third quarter, New York and London sugar under performed on speculation that global demand will slow. Corn and soybeans also hurt performance as price volatility caused by fluctuating weather conditions in the U.S. Midwest threatened crop yields. Also contributing to corn price volatility was a report issued by the U.S. Department of Agriculture that indicated approximately 59% of the corn crop was in good condition, which was the lowest percentage of the year. Losses in wheat third quarter were offset by gains in sugar. World sugar production in 2006 was higher than previously forecasted easing a third straight annual shortfall as favorable weather in India helped the harvest. The third quarter ended with sugar prices plunging on speculation that demand would fall as lower energy costs discouraged the use of sugar as an alternative fuel source eroding the value of ethanol. At the beginning of the fourth quarter, corn, the biggest U.S. crop, reached a two-year high. Wheat prices fell 13 percent since reaching $5.57, a ten year high, on October 17th. Wheat prices fell on speculation that U.S. farmers may increase the acreage planted with the grain this year.  The sector’s worst performer was London sugar. Sugar fell as supplies are set to grow 3.9 percent faster than expected demand in 2007 which may leave unsold stockpiles at approximately 49 percent of global consumption by the end of September 2007, the highest percentage in ten years. Toward the end of  2006, corn and soybean futures in Chicago rose on signs that export demand for the two biggest U.S. crops remained strong even after price rallies. Farmers in Brazil, growers of Robusta and Arabica beans traded in New York, held back supplies because drought conditions may reduce the 2007 crop. 2006 ended with soybean prices falling on prospects that rains may have improved South American crops.  Despite the fall, soybeans rose to a 17-month high on December 29th in Chicago on speculation that rising corn prices will cut plantings of the oilseed.  Corn is more appealing than soybeans for U.S. farmers because of record demand for ethanol, a fuel being added to gasoline to meet federal mandates for renewable energy.

The interest rate sector posted losses for the Partnership. The year began with fixed income markets in the U.S., Europe and Japan selling off over fears of their respective central banks raising interest rates. The sector benefited from Japanese Government bonds, which was a price decline. Eurodollar posted gains which were offset by losses in U.S. 30 year bonds, German bunds and bobl. During the first quarter, the U.S. Federal Reserve and the European Central Bank raised their respective interest rates 25 basis points. A catalyst for the sell-off was growing speculation in the markets that both central banks would be forced to continue to raise rates after confidence reports released in both Europe (IFO) and the U.S. (consumer confidence) on March 28th were stronger than expected.  Mid-year European, Japanese and U.S. fixed income markets sold off which significantly added to the Partnership’s performance. The Japanese ten year bond (“JGB’s”) added to the sector’s performance as it fell for a fifth month, the longest since 1990, on concerns that the Bank of Japan will raise interest rates this year. Yields on U.S. ten year Treasuries rose for a fifth straight month mid-year, the longest stretch since 1999.  During the third quarter, the U.S. benchmark ten year along with the U.S. ten year Treasury bond were the worst performers in the sector as the slowing U.S. economy spurred speculation that the U.S. Federal Reserve will stop raising interest rates. The Bank of Japan raised the rate between lenders 25 basis points on July 14th ending a five-year policy of keeping borrowing costs near zero percent.  Japanese government bonds, German bunds, and the U.S. benchmark ten year Treasury bond rallied. Investors drove yields lower as a smaller than expected increase in consumer prices, as well as a sharp drop in industrial production, caused speculation that the Bank of Japan would keep interest rates at their current level for the remainder of the year. U.S. bonds were supported by the U.S. Federal Reserve’s decision to benchmark

U.S. interest rate at 5.25 percent, ending a record two-year run of 17 straight rate increases. The U.S. ten year yield touched a seven month low of 4.53 percent on September 25th, down from 5.14 percent on June 30th as expectations that the U.S. Federal Reserve would raise interest rates further gave way to the view that it may lower them in the near future.  During the beginning of the fourth quarter, U.S., European, and Japanese debt markets suffered reversals over speculation surrounding potential global interest rate moves. Japanese ten year  bonds and German ten year government bonds (“Bunds”) were the worst performing components in the sector on expectations that the European Central Bank (“ECB”) and Bank of Japan (“BOJ”) would have to keep raising interest rates to help contain inflation.  Later in the fourth quarter, U.S. Treasuries rose, pushing the benchmark ten-year note yields to 4.46 percent, the lowest since January. U.S. Treasuries gained after the NAPM-Chicago business barometer declined to 49.9 from 53.5 in October, (a reading below 50 signals a contraction). The U.S. Federal Reserve’s last series of interest rate cuts in 2001 began five months after the business barometer dropped below 50. The year ended as German and U.S. government bonds fell, experiencing reversing trends while JGB’s oscillated due to market speculation on whether the BOJ would raise interest rates. On December 8th, JGB’s posted their biggest weekly decline in four months as investors increased their positions based on the belief that the BOJ would raise rates at its December meeting. German government bonds fell on speculation the ECB will keep lifting rates into next year. Benchmark U.S. two-year notes had their longest losing run in more than 15 years in December, driving yields to their highest in more than four years. U.S. Treasuries also fell, enduring their first December loss in five years.

The energy sector posted losses for the Partnership. At the beginning of the year volatility within the energy sector increased as oil and natural gas were being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia. Natural gas fell 17 percent around the beginning of the year as mild weather in several of  the largest U.S. consuming regions cut demand which limited the need for utilities to pull from reserves . The market continued to be apprehensive in connection with geopolitical conflicts in the middle East and Nigeria. Mid-year concerns that the U.N. Security Council will impose sanctions that could lead Iran, the fourth-largest oil producer, to cut shipments drove crude oil for June delivery to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher. While the sector benefited from increased instability in the world, mild weather in the U.S. hindered performance as natural gas has fallen 20 percent and approached a nine month low as demand slowed. Crude oil spiked on July 14th to a record high on concern that the fighting in Lebanon might spread to other parts of the Middle East, which is the source of approximately a third of the world’s oil. Crude oil plunged 25 percent in October, since reaching a record high on July 14th. Energy prices continued their downward trend as warm weather in the northern U.S. reduced fuel demand. Also contributing to the downward price movement were signs that OPEC would not cut production as much as previously pledged.  Crude oil fell to a 17-month low. The year ended with the population centers of the Midwest and Northeast, where demand for gas is highest, experiencing weather as much as 25 percent warmer than normal.  Forecasters said an El Nino weather pattern, which typically brings above-average winter temperature, is affecting much of the U.S. crude oil for February 2007 delivery touched $59.99, the lowest since November 27th, while heating oil for January 2007 delivery touched $1.5995, the lowest since October 31st.

The currencies sector posted the greatest losses for the Partnership. At the beginning of the year foreign exchange sector suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004. This was significantly due to the market’s anticipation of the U.S. Federal Reserve’s removal of “measured pace” from its statement after its meeting on January 31st. The euro also benefited as the market waited for whether the European Central Bank’s meeting on February 2, 2006 would raise borrowing costs as Europe’s economy strengthened.  During the second quarter, stronger than expected core Consumer Price (“CPI”) coupled with statements from U.S. Federal Reserve Chairman Bernanke calling recent increases in inflation measures an “unwelcome development”, led investors to speculate that the U.S. Federal Reserve might raise rates 50 basis points rather than the previously expected 25. The increased rate speculation helped the U.S. dollar reach an eight-week high of 1,2479 against the euro. On June 29th, the U.S. Federal Reserve raised rates 25 basis points and suggested it may be nearing the end of its 2-year cycle of rate increases as the statement announcing their decision indicated that slowing economic growth “should help to limit inflation pressures”. As a result, the U.S. dollar reversed once again and weakened during the last two days of the month.  During the third quarter, fighting broke out between Israel and Hezbollah causing a sharp reversal in the weakening U.S. dollar trend. The U.S. dollar rallied as fighting in the Middle East escalated sending the currency higher against the Japanese yen and euro. Unfortunately, most of the gains disappeared as investors focused on interest rates after U.S. Federal Reserve Chairman Bernanke stated that “moderation” in the economy was under way. On October 13th, the dollar rose to its highest level against the Japanese yen this year and the strongest level versus the euro since July, after a government report showed U.S. retail sales excluding gasoline increased in September. On October 31st however, the U.S. dollar had given up most of its gains from earlier in the month and dropped to its lowest level in five weeks against the euro and Japanese yen after a survey of purchasing managers showed business declined and a report revealed U.S consumer confidence unexpectedly fell for the month.  The data provided evidence of a slowdown in the world’s largest economy, increasing speculation that the U.S. Federal Reserve may cut borrowing costs early in 2007 reducing the appeal of dollar-denominated assets. Near the end of the year the U.S. dollar tumbled to a 20-month low against the euro and approached a three-month low versus the Japanese yen. The year ended as higher European interest rates helped the euro reach a record high against the Japanese yen on December 29th and caused the Japanese yen to fall to its lowest level since 1998 versus the British pound.

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

Stock indices and interest rate futures was the fourth least profitable sector for the Partnership. Losses occurred in the beginning of the year resulting from a sell off in world equity markets, as stocks weakened because of high energy prices. In addition, stocks dropped as American International Group Inc., the world’s largest insurer, lost its top credit rating. Japanese stocks rallied in the third quarter on the news that the European Central Bank upgraded its assessment of the Japanese economy, citing improved business confidence and greater company investments however; gains were limited as the majority of the world’s equity markets weakened due to record oil prices, caused by Hurricanes Katrina and Rita. Interest rate futures having losses that were directly related to the fixed income sector as the European, Japanese and U.S. bond markets sold off. The catalyst for the dramatic move higher in world interest rates was the cumulative effect of increases in both energy prices and inflation expectations. During the second quarter, Japan’s government bond yields experienced record lows because of anticipated economic slowdowns for two main reasons; the projection that the demand for regional goods would wane because of a slowing U.S. economy and record high oil prices were expected to take a serious toll on the nation.  Sector’s gains in the third quarter were limited as the majority of the world’s equity markets weakened during the quarter on concerns of record oil prices, caused by Hurricanes Katrina and Rita. The year ended with limited performance in the European fixed-income market volatility caused by changing expectations as to whether or not the European Central Bank rate hike was a single increase or the beginning of a series of further moves.

Trading in currencies was the least profitable for the Partnership. Loss in the beginning of the year was directly related to the strength of the U.S. dollar against most major currencies. The recent dollar strength began when Federal Reserve Chairman Alan Greenspan predicted that the deficit in the U.S. current account, the broadest measure of trade, may shrink.  However, the second quarter ended with a widening spread between the two-year U.S. Treasury note and the German schatz (two-year note), along with the rally of the U.S. dollar against the Japanese yen. In the third quarter, China revalued its yuan for the first time in a decade. The currency sector continued to suffer as the U.S. dollar rallied against the Euro, Swiss franc and British pound, but offset in part by gains in the Japanese yen and Brazilian real. The year ended with the U.S. dollar reversing its strengthening to the Japanese yen because of the apparent Federal Reserve signals that it was closer to ending its rate-hiking cycle. The sector also incurred losses from weakness in the British pound as it weakened on expectations that the Bank of England may have to cut rates.

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

Variables Affecting Performance

The principal variables that determine the net performance of the Partnership are gross profitability from the Partnership’s trading activities and interest income.

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

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs (other than the insignificant currency trading costs which are not based on a percentage of the Partnership’s assets allocated to trading or total) and the Profit Shares payable to the Advisor based on the new Trading Profits generated by the Partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal year 2006.  During the fiscal year 2006, the Partnership’s average capitalization was approximately $1,050,574,066. During the fiscal year 2005, the Partnership’s average capitalization was approximately $1,266,792,130.

December 31, 2006

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$86,057,447	8.19%	$143,544,330	$9,595,799
Currencies	42,127,000	4.01%	110,188,145	6,095,675
Stock Indices	6,418,343	0.61%	16,139,891	1,859,211
Metals	3,059,157	0.29%	9,249,917	742,261
Agricultural Commodities	1,945,839	0.19%	4,518,867	191,779
Energy	2,817,055	0.27%	8,262,234	316,632

Total	$142,424,841	13.56%	$291,903,384	$18,801,357

December 31, 2005

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$142,742,675	11.27%	$181,601,445	$62,044,637
Currencies	50,967,050	4.02%	127,242,192	8,912,271
Stock Indices	8,390,092	0.66%	14,588,445	977,681
Metals	5,903,722	0.47%	12,418,364	1,917,416
Agricultural Commodities	2,308,948	0.18%	9,356,136	196,520
Energy	15,222,171	1.20%	33,067,577	2,237,290

Total	$225,534,657	17.80%	$378,274,159	$76,285,815

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures through the joint venture — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and JWH® for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the  risk controls for the Partnership and for the trading conducted through the joint venture to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s and joint venture’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2006, by market sector.

Currencies.

The Partnership trades a large number of currencies.  However, the Partnership’s major exposures have typically been in the U.S. dollar/Japanese yen, U.S. dollar/Swiss Franc, U.S. dollar/Euro and U.S. dollar/ British pound positions.  The Partnership does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Interest Rates.

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability.  The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States, Europe and Japan.  However, the Partnership also takes positions in the government debt of smaller nations — e.g., Canada and Australia.

Stock Indices.

The Partnership’s primary equity exposure is to liquid global equity index price movements.  As of December 31, 2006, the Partnership’s primary exposures were in the Nasdaq E-mini, Nikkei (Japan) and Eurostoxx 50 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Energy.

The Partnership’s primary energy market exposure is to natural gas and oil price movements. Oil prices can be volatile and substantial profits and losses have been, and are expected to continue to be, experienced in these markets.

Metals.

The Partnership’s primary metals market exposure is to fluctuations in the price of gold.  JWH® also trades silver and base metals such as aluminum and copper,  Gold prices can be volatile, and JWH® has from time to time taken substantial gold positions.

Agricultural Commodities.

The Partnership’s primary agricultural commodities exposure is to agricultural price movements, which can be directly affected by severe or unexpected weather conditions.  Sugar and coffee accounted for a large portion of the Partnership’s commodities exposure as of December 31, 2006.  In the past, the Partnership has had material market exposure to grains and live cattle and may do so again in the future.  However, MLAI anticipates that JWH® will maintain an emphasis on grains, coffee, sugar, and meats in which the Partnership has historically taken its largest agricultural positions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership as of December 31, 2006.

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

Item 8:   Financial Statements and Supplementary Data

Selected Quarterly Financial Data

ML JWH Strategic Allocation Fund L.P.

Net Income by Quarter

Eight Quarters through December 31, 2006

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006	2005	2005	2005	2005
Total Income (Loss)	$(60,502,970)	$22,995,154	$12,921,825	$(69,993,662)	$(37,520,413)	$35,252,571	$18,164,031	$(239,009,576)
Total Expenses (i)	14,189,224	15,914,098	18,302,296	17,760,354	20,416,107	20,111,863	18,666,327	18,304,827
Net Income (Loss)	$(74,692,194)	$7,081,056	$(5,380,471)	$(87,754,016)	$(57,936,520)	$15,140,708	$(502,296)	$(257,314,403)

Net Income (Loss) per Unit	$(14.76)	$1.28	$(0.89)	$(14.48)	$(9.45)	$2.47	$(0.08)	$(45.99)

(1) Includes Minority Interest

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

Item 9B:   Other Information

Not Applicable

PART III

Item 10: Directors,Executive Officers and Corporte Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI. Trading decisions are made by JWH on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Benjamin C. Weston	Chief Executive Officer and President

Robert D. Ollwerther	Chief Operating Officer and Manager

Barbra E. Kocsis	Chief Financial Officer

Robert M. Alderman	Vice President and Manager

Andrew B. Weisman	Manager

Benjamin C. Weston was born in 1954. Mr. Weston is the Chief Executive Officer, President and a Manager of MLAI and Head of MLAI’s Hedge Fund Development and Management Group at Merrill Lynch where he is responsible for all hedge fund investment activities for Merrill Lynch worldwide. Mr. Weston joined Merrill Lynch from Indeman Capital Management (IDM), a hedge fund incubation business formed in 2003 with the backing of Ritchie Capital Management and Azimuth Trust. Before founding IDM, Mr. Weston worked as a consultant for Ritchie Capital which he joined in September 2002 from Credit Suisse First Boston where he was a Managing Director and Head of the Funds Development Group. The Funds Development Group developed and launched a series of market-leading hedge funds, including three that today rank in the world’s 50 largest funds. Until 2000,
Mr. Weston served on the Management Committee of CSFB’s Fixed Income Division and was Head of the Leveraged Capital Services Group, which advised a select group of hedge funds on global market strategy, optimal investment expression and risk management. Prior to transferring to CSFB in 1996, Mr. Weston was Co-Head of Credit Suisse Financial Products in the Americas (CSFP) and a Member of the Executive Board from 1990 to 1995. Before founding CSFP in New York in 1990, Mr. Weston held various senior management positions from 1983 to 1990 at Bankers Trust including Head of the Capital Markets Group in London, Head of the Equity Derivatives business in Europe and Head of the bank’s equity businesses in Asia from Hong Kong. Mr. Weston started his career at JP Morgan in 1978 where he worked in the Funding Services Group in New York and London. Mr. Weston received a Bachelor of Arts in International Studies from Miami University in 1976 and a Master of Arts in International Affairs with Honors in Economics from The Johns Hopkins School of Advanced International Studies

Robert D. Ollwerther was born in 1956. He is Chief Operating Officer for and a Manager of MLAI. He is responsible for Finance, Operations, Technology and Administration for the Fund and other MLAI products which invest in hedge funds. He has over 20 years of experience in the securities industry. He began his career with Coopers & Lybrand, CPAs. Since joining Merrill Lynch in 1981, he has primarily served in finance positions in the U.S. and abroad, including Chief Financial Officer for Europe, the Middle East and Africa, Chief Financial Officer for Latin America and Canada, Chief Financial Officer of Global Equity Markets, Director of Institutional and International Audit and Manager of Merrill Lynch Financial Reporting.  He holds a Bachelor of Science in accounting from Fairfield University and a Master of Business Administration from New York University, and is a Certified Public Accountant.

Barbra E. Kocsis was born in 1966. She is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Robert M. Alderman was born in 1960. He is Managing Director of Merrill Lynch Global Private Client, and a Vice President and a Manager of MLAI.  He is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge funds, private equity opportunities, managed futures funds and exchange funds.  Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee-based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments.  Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997.  During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services.  He received his Master of Business Administration from the Carroll School of Management, Boston College and a Bachelor of Arts from Clark University.

Andrew B. Weisman was born in 1959. He is Manager of MLAI and is head of HFDMG’s Consolidated Investment Analytics group.  Mr. Weisman joined Merrill Lynch in August 2005.  From April 2002 to July 2005, Mr. Weisman was a partner and director of research for Stradivarius Capital Management, and from January 1998 until April 2002, he served as Chief Investment Officer of Nikko Securities International.  Mr. Weisman holds a Master of International Affairs and a Bachelor of Arts from Columbia University.

As of December 31, 2006, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $8,204,766.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Select Futures I L.P., ML John W. Henry & Co. / Millburn L.P., ML Absolute Plus Management Global Commodity FuturesAccess LLC, ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

John W. Henry & Company, Inc. is the trading advisor of the Partnership.  Were JWH®'s services no longer to be available to the Partnership, the Partnership would, in all likelihood, dissolve.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have  adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s  (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Nominating Committee:

Not applicable.  (Neither the Partnership nor MLAI has an audit committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.) There are no listed shares of the Partnership or MLAI.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Item 11:  Executive Compensation

The officers of MLAI are remunerated by Merrill Lynch in their respective positions.  The Partnership does not itself have any officers, directors or employees.  The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from holding certain of the Partnership's U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests.  The Partnership is managed  by MLAI, its general partner).

(b)                                 Security Ownership of Management:

As of December 31, 2006, MLAI owned 46,719 Unit-equivalent general partnership interests, which was 1.04% of the total Units outstanding.

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

In 2006, the Partnership expensed:  (i) Brokerage Commissions of $61,808,517 to the Commodity Broker, which included $21,431,431 in Consulting Fees paid by the Commodity Broker to JWH®; and (ii) Administrative Fees of $2,687,327 to MLAI.  In addition, MLAI and its affiliates derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)                                  Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s consolidated financial statements as of and for the year ended December 31, 2006 were $74,857.

Aggregate fees billed for these services for the year ended December 31, 2005 were $65,500.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2006 or 2006 related to the Partnership.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2006 were $153,000.

Aggregate fees billed for these services for the year ended December 31, 2005 were $153,500.

(d)           All Other Fees

No fees were paid to Deloitte and Touche LLP or Deloitte Tax LLP during the years ended December 31, 2006 or 2005 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

Page
1. Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005	2

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	3

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004	4

Consolidated Financial Data Highlights for the year ended December 31, 2006	5

Notes to Consolidated Financial Statements	6-12

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

3.01(i)	Certificate of Limited Partnership of the Registrant.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant's Registration Statement.

10.01	Form of Joint Venture Agreement among the Registrant, MLAI, MLPF&S and JWH®.

Exhibit 10.01:	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's Registration Statement.

10.02	Form of Customer Agreement between the Registrant's joint venture with JWH® and MLPF&S.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.

10.03	Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, MLAI, MLPF&S and the Partnership.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.04	Joint Venture Agreement Amendment among JWH® and the Partnership.

Exhibit 10.04:	Is incorporated herein by reference from Exhibit 10.04 contained in the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 30, 2002.

10.05	Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the Prospectus).

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement.

10.06	Form of Investment Advisory Contract among the Registrant's joint venture with JWH®, MLAI, and MLPF&S.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's Registration Statement.

10.07	Form of Custody Agreement among the Registrant's joint venture with JWH® and MLPF&S.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's Registration Statement.

10.08	Form of Limited Liability Company Operating Agreement.

Exhibit 10.08:	Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant’s Form 10-K, for the fiscal year ended December 31, 1997, filed March 30, 1998.

10.09	Form of Amendatory Agreement.

Exhibit 10.09:	Is incorporated herein by reference from Exhibit 10.09 contained in the Registrant's Registration Statement.

13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.
Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated March 31, 2006.

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

ML JWH STRATEGIC ALLOCATION FUND L.P.

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner

By:	/s/Benjamin C. Weston
Benjamin C. Weston
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 29, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Benjamin C. Weston	Chief Executive Officer and President	March 29, 2007
Bejamin C. Weston

/s/ Robert D. Ollwerther	Chief Operating Officer and Manager	March 29, 2007
Robert D. Ollwerther

/s/Barbra E. Kocsis	Chief Financial Officer	March 29, 2007
Barbra E. Kocsis

/s/Robert M. Alderman	Vice President and Manager	March 29, 2007
Robert M. Alderman

/s/Andrew B. Weisman	Manager	March 29, 2007
Andrew B. Weisman

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML JWH STRATEGIC ALLOCATION FUND L.P.

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2006 Annual Report and Report of Independent Registered Public Accounting Firm.