Form 10-Q
period 2007-03-31
ML JWH STRATEGIC ALLOCATION FUND LP
filed 2007-05-15
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

ML JWH STRATEGIC ALLOCATION FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML JWH STRATEGIC ALLOCATION FUND L.P.
(a Delaware limited partnership)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $65,372,011 for 2007 and $313,038,069 for 2006)	$626,562,504	$833,258,309
Net unrealized profit (loss) on open contracts	(4,291,126)	7,308,299
Accrued interest	2,890,359	3,815,156
Subscriptions receivable	9,787	10,648

TOTAL ASSETS	$625,171,524	$844,392,412

LIABILITIES, PARTNERS’ CAPITAL, AND MINORITY INTEREST:
LIABILITIES:
Brokerage commissions payable	$2,995,433	$4,045,866
Redemptions payable	53,008,715	47,544,300
Ongoing offering costs payable	—	125,000
Administrative and filing fees payable	151,077	196,749

Total liabilities	56,155,225	51,911,915

PARTNERS’ CAPITAL:
General Partner (42,282 and 46,719 Units)	6,530,135	8,204,766
Limited Partner (3,641,334 and 4,465,097 Units)	562,330,107	784,098,296

Total partners’ capital	568,860,242	792,303,062

MINORITY INTEREST	156,057	177,435

TOTAL LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST	$625,171,524	$844,392,412

NET ASSET VALUE PER UNIT (Based on 3,683,616 and 4,511,816 Units outstanding, 12,508,667 Units authorized)	$154.43	$175.61

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.
(a Delaware limited partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2007	2006

TRADING PROFIT (LOSS):

Realized	$(75,622,348)	$(162,486,416)
Change in unrealized	(11,599,425)	79,717,443

Total trading loss	(87,221,773)	(82,768,973)

INVESTMENT INCOME:

Interest	9,225,346	12,775,311

EXPENSES:

Brokerage commissions	10,185,362	16,662,811
Administrative and filing fees	505,342	786,970
Ongoing offering costs	25,000	325,000

Total expenses	10,715,704	17,774,781

NET INVESTMENT LOSS	(1,490,358)	(4,999,470)

LOSS BEFORE MINORITY INTEREST AND PROFIT SHARE ALLOCATION	(88,712,131)	(87,768,443)

Minority interest in loss	21,378	14,427

NET LOSS	$(88,690,753)	$(87,754,016)

NET LOSS PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	4,282,551	6,062,449

Net loss per weighted average General Partner and Limited Partner Unit	$(20.71)	$(14.48)

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.
(a Delaware limited partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the three months ended March 31, 2007 and 2006
(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2005	6,005,530	$12,613,943	$1,221,537,583	$1,234,151,526

Subscriptions	303,858	4,888	58,752,324	58,757,212

Net loss	—	(882,019)	(86,871,997)	(87,754,016)

Redemptions	(498,603)	—	(94,505,987)	(94,505,987)

PARTNERS’ CAPITAL, March 31, 2006	5,810,785	$11,736,812	$1,098,911,923	$1,110,648,735

PARTNERS’ CAPITAL, December 31, 2006	4,511,816	$8,204,766	$784,098,296	$792,303,062

Subscriptions	43,373	—	7,449,030	7,449,030

Net loss	—	(987,524)	(87,703,229)	(88,690,753)

Redemptions	(871,573)	(687,107)	(141,513,990)	(142,201,097)

PARTNERS’ CAPITAL, March 31, 2007	3,683,616	$6,530,135	$562,330,107	$568,860,242

See notes to consolidated financial statements.

ML JWH STRATEGIC ALLOCATION FUND L.P.
(a Delaware limited partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position of ML JWH Strategic Allocation Fund L.P. (the “Partnership”) as of March 31, 2007, and the results of its operations for the three months ended March 31, 2007 and 2006. However, the operating results for the interim periods may not be indicative of the results for the full year.  These consolidated financial statements contain the activities of both the Partnership and the joint venture in which the trading activities occur.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

2.                                      MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot be presented on the consolidated financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Joint Venture as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The Partnership, in its normal course of business, enters into various contracts with Merrill Lynch, Pierce, Fenner & Smith (MLPF&S) acting as its commodity broker.  Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit (loss) on open contracts on the Consolidated Statements of Financial Condition.

3.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Partnership has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact on the Partnership’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership has evaluated the impact of FAS 157 and has determined that there is no material impact to the financial statements.  The Partnership trades highly liquid securities with typical durations of 6 months or less for which there are high volume markets and readily available quotes from various sources.  The Partnership is currently evaluating the impact of adopting FAS 157 on its consolidated financial statments.

Item 2:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan	Feb	Mar
2006	$198.52	$180.91	$191.14
2007	$173.44	$164.76	$154.43

PERFORMANCE SUMMARY

January 1, 2007 to March 31, 2007

The Partnership posted an overall loss for the first quarter.

The agriculture sector posted losses for the Partnership. Price instability hurt performance at the beginning of the quarter as New York coffee fell from a ten month high. The rally in coffee had been fueled by speculation that drought would reduce Brazil’s harvest. The strong trend then suffered a reversal as coffee prices in New York suffered their longest slump in thirteen months on speculation that favorable weather in Brazil might actually boost the harvest. Corn, which suffered a sharp reversal by falling 7.2 % in the first two days of the year hurting performance, rebounded along with soybeans benefiting from speculation that cold temperatures in the United States would boost demand for alternative fuels made from the nation’s two biggest crops. Corn regained its strength and reached a ten year high on January 17th, while soybeans reached an eighteen month high on January 18th.   Corn and soybeans continued posting gains for the Partnership through mid-quarter as soybeans reached their highest level since June 2004, as wet weather threatened to prevent Unites States farmers from planting enough crops to meet surging demand for crop-based fuels. Chicago Board of Trade limited wheat contract gains as it dropped in excess of 2 percent after prices had reached $5.09, the highest since December 26, 2006, as investors bailed out of the commodity following the global plunge in equities. As a result of the plunge in global equity prices investors bailed out of commodities as the quarter ended and took profits in corn and soybeans, which had just reached multi-year highs.  Slight gains were produced in New York coffee as its weakening trend accelerated due to the fact that coffee fell to its lowest price since November 2006 on signs that supply may be exceeding demand as stocks piled up in warehouses monitored by the New York Coffee, Sugar & Cocoa Exchange.

The energy sector also posted losses for the Partnership. Geopolitical events and a record-breaking heat wave in the Northeastern United States caused volatility beginning of the quarter as natural gas prices fell 6.9% after a government report showed a smaller-than-average decline in inventories of the fuel. Following a government report indicating that the United States supplies of crude oil, gasoline, heating oil and diesel were above the five-year average for the period, crude oil prices plunged and reached a nineteen month low of $49.90 a barrel. However, forecasts of colder weather throughout February reversed the weakening trend and sent energy prices upward. Despite the volatility within the sector, crude oil and London gas oil were able to offset a majority of the losses.  Natural gas reversed its strengthening trend mid-quarter and had its biggest loss in more than six weeks in New York. Larger-than-expected supplies and forecasts of more seasonal temperatures across the central United States contributed to the reversal. After reaching a two-month high on February 5th for natural gas March delivery it dropped 7.7 % on February 12th, its biggest one-day percentage decline since December 26, 2006. The drop in natural gas price March delivery was spurred by a government report that U.S. gas supplies were 19 percent higher than the average for the past five years. Crude oil’s reversal also hurt performance as it rose to $61.79 a barrel, its highest closing price this year on speculation that U.S. fuel inventories declined because refineries were down for repairs and also as a result of the increasing tension with Iran. The quarter ended as natural gas dropped to its lowest price in two months as forecasts for milder weather signaled reduced consumption of the heating fuel.  However, when forecasters predicted a shift in the weather pattern that would deliver colder-than-normal air to the eastern United States, the sector experienced losses as natural gas suffered a trend reversal as prices rose to a one-month high.  While gains were achieved in crude oil as it continued its weakening trend they were limited as crude oil spiked higher and traded near a six-month high after Iran seized 15 British Naval personnel in the Persian Gulf on March 23rd.

The stock indices posted losses for the Partnership. The beginning of the quarter was negative as losses in the NASDAQ E-mini offset the gains of the other components in the sector. Although U.S. stocks completed their longest stretch of monthly gains in more than a decade, intra-month volatility hurt the sectors overall performance. On January 13th, U.S. stocks rose the highest in more than three months. This was due to expectations that profits at technology companies, such as Apple Inc. and Microsoft Corp., would increase as new products would prompt consumers and businesses to spend more. The NASDAQ had a 2.8 percent increase, a level not seen since February 2001. However, stocks fell towards the end of the first quarter after profit reports from Intel Corp. and IBM caused concern that analysts’ forecasts for earnings at computer-related companies were too high. U.S. stocks had their biggest tumble since 2002 mid-quarter after a plunge in the Chinese equity market caused by concern that a government crackdown on investments with borrowed money will end a rally that drove benchmarks to records, sparked a global drop in equity prices and raised concerns that investors would unload equities after a four-year bull market. On February 27th, Chinese stocks suffered their greatest loss in a decade, while the Dow Jones Stoxx 600 Index dropped 3%  and the Dow Jones Industrial Average fell as much as 546 points intraday, the most since the first day of trading after September 11th, 2001. The Eurostoxx 50 was the sector’s worst performer while the Nikkei 225 offset some losses as the sector’s best performer. The quarter ended as the global sell-off that began on February 27th caused more than $2.4 trillion in share value to be lost over five days.

The metals sector posted losses for the Partnership. Precious metal prices reacted to fluctuations in the U.S. dollar at the beginning of the quarter as reversal in the U.S. dollar’s weakening trend reduced the appeal of gold as an alternative investment. Gold weakened, falling 3.1%  after the U.S. dollar rose to a six-week high as the United States announced higher-than-expected employment figures in December 2006 only to rise 3.9% as the U.S. dollar once again weakened and speculation increased that the precious metal’s decline was excessive. The London Metal Exchange limited the copper sector’s losses as copper prices fell 10% and 35% since reaching a record high of 8,724 metric tons since May 2006. Copper prices declined amid expectations that a housing slowdown in the United States, the world’s second-largest user of the metal, would continue to reduce demand this year. Base metals suffered strong reversals mid-quarter as copper, which had been weakening prior to February on reports of rising stockpiles signaled production was exceeding demand and rallied on speculation that China, its largest user, would accelerate its buying. Performance in gold and silver had limited losses as prices found further support as they climbed to nine-month highs as escalating tension over Iran’s nuclear research program increased and investors searched for safe-haven investments. However, as the quarter ended the drop in price in the equity markets sent precious metals lower, reversing their strengthening trend.  Although metals eventually began to rally the quarter ended down 0.5 percent.

The interest rate sector posted losses for the Partnership. The quarter began with stronger than expected growth and fears of increasing inflation led European ten-year bond yields to reach six-month highs and the U.K. two-year gilt yields to move toward five-year highs. U.K. long gilts slumped, which sent yields soaring after the Bank of England policy makers unexpectedly raised interest rates by a quarter point. Volatility in the ten-year Japanese Government bonds limited the sector’s performance after Kyodo News reported that the Bank of Japan was unlikely to raise interest rates at its meeting on January 18th, and the Bank of Japan followed through with no change in rates. The global bond markets reversed their weakening trend mid-quarter as the sell-off in the global equity markets fueled demand for government debt.  The Japanese Government Benchmark ten-year bonds added to the Fund’s negative performance as speculation grew that the Bank of Japan, which doubled interest rates, from .25 to .50, at its February 21st meeting would pause before raising borrowing costs any further. This prompted a move higher in the market and the rally was further supported after the Nikkei 225 stock average posted its biggest decline since June 2006.  Fixed-income markets, which had rallied mid-quarter continued to strengthen as uncertainty increased that the drop in equities and the rising defaults among the riskiest mortgages would slow consumer spending and the global economy. European government bonds posted their biggest back-to-back weekly decline in three months as European Central Bank President Jean-Claude Trichet reassured investors and stated that growth was “broader and sustained” and left “no time for complacency.”  The quarter ended as the U.S. ten-year Treasury note surrendered the remainder of the gains it had amassed after the equity sell-off that began on February 27th which had driven the yield to as low as 4.44%.

The currency sector posted losses for the Partnership. The quarter began with markets anticipating the economic data releases and central bank policy announcements in the hopes of gaining insight into the health of the world’s largest economies. On January 3rd, the U.S. dollar rose to its highest level in six months against the Euro on the news that the Institute for Supply Management Manufacturing Index came in at a higher than expected 51.4, signaling an expansion of the U.S. economy. The Japanese yen declined to 122.19 per U.S. dollar, the lowest in more than four years, due to speculation that there would be increased government pressure on policy makers not to raise borrowing costs. The U.S. dollar had its largest fall mid-quarter against the Japanese yen in more than two months after U.S. Treasury Secretary Henry Paulson said he would be watching the Japanese currency “very carefully”. The Japanese yen rallied against the U.S. dollar to its highest level in more than 19 months amid a correction in U.S. stocks as the investors avoided emerging market assets, triggering an unwinding of trades betting on a decline in the Japanese currency. The Japanese yen continued to advance against the U.S. dollar and gained against all 16 of the most-active currencies during the first week of March, as global stocks extended a slump. The British pound, the sector’s worst performer fell to its lowest level against the Japanese yen in more than four months, as in one month the British pound sterling/Japanese yen implied volatility soared to a record high of 11.75 due to concerns of rising risk. The quarter ended with slight gains produced by the Brazilian Real as the currency’s strengthening trend remained intact and reached a six-year high on speculation that the U.S. dollar flows from both financial investments and a trade surplus would remain strong.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the first quarter 2007.  During the first quarter 2007, the Partnership’s average capitalization was approximately $691,132,335. During the first quarter 2006, the Partnership’s average capitalization was approximately $1,149,689,059.

	March 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$24,488,205	3.54%	$40,236,772	$16,609,271
Currencies	18,648,390	2.70%	41,611,185	4,105,557
Stock Indices	5,982,017	0.87%	14,311,887	764,235
Energy	3,952,621	0.57%	9,247,845	965,387
Metals	3,100,755	0.45%	5,072,344	550,447
Agricultural Commodities	1,484,344	0.21%	2,841,904	136,329

Total	$57,656,332	8.34%	$113,321,937	$23,131,226

	March 31, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$94,553,189	8.22%	$283,659,568	$43,863,637
Currencies	36,628,949	3.19%	109,886,847	6,095,675
Stock Indices	6,987,000	0.61%	20,961,001	3,733,442
Metals	4,895,666	0.43%	14,686,999	2,577,189
Agricultural Commodities	1,236,562	0.11%	3,709,687	254,516
Energy	3,062,083	0.27%	9,186,249	1,177,682

Total	$147,363,449	12.83%	$442,090,351	$57,702,141

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S.

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Partnership also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

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

On May 21, 2002, MLPF&S, with no admission of wrongdoing or liability, agreed to pay $48 million to the State of New York, $50 million to the remaining states, Washington, D.C. and Puerto Rico and $2 million to NASAA relating to an investigation conducted by the New York Attorney General concerning research practices.

On March 19, 2003, Merrill Lynch & Co., Inc., the parent company and an approved person of MLPF&S, consented to an injunctive action instituted by the Securities and Exchange Commission (“SEC”).  In its complaint, the SEC alleged that three years ago, in 1999, Merrill Lynch aided and abetted Enron Corp.’s (“Enron”) violations of Sections 10(b), 13(a), 13(b)(2) and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-3 and 13b2-1 thereunder, as a result of Merrill Lynch engaging in certain year-end transactions designed and proposed by Enron.  Without admitting or denying the allegations, Merrill Lynch consented to the entry of an injunction enjoining it from violating the above-referenced provisions, and agreed to pay disgorgement, penalties and interest in the amount of $80 million.  In its release announcing the settlement, the Commission acknowledged that in agreeing to resolve this matter on the terms described above, the Commission took into account certain affirmative conduct by Merrill Lynch.

In April 2003, MLPF&S entered into a settlement with the SEC, the National Association of Securities Dealers (“NASD”) and the New York Stock Exchange (“NYSE”) as part of a joint settlement with the SEC, the NASD and the NYSE arising from a joint investigation by the SEC, the NASD and the NYSE into research analysts conflicts of interests.  Pursuant to the terms of the settlement with the SEC, NASD and NYSE, MLPF&S, without admitting or denying the allegations, consented to a censure.  In addition, MLPF&S agreed to a payment of (I) $100 million, which was offset in its entirety by the amount already paid by MLPF&S in the related proceeding with the State of New York and the other states, (II) $75 million to fund the provision of independent research to investors, and (III) $25 million to promote investor education.  The payments for the provision of independent research to investors and to promote investor education are required to be made over the course of the next five years.  MLPF&S also agreed to comply with certain undertakings.

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

Item 2.          Unregistered Sales of  Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

(d) The Partnership originally registered 2,000,000 units of limited partnership interest.  The Partnership subsequently registered an additional 10,508,667 units of limited partnership interest.

As of March 31, 2007, the Partnership has sold 10,460,647 units of limited partnership interest, with an aggregate price of $1,987,727,779.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

Item 5             Other Information

On April 20, 2007, Merrill Lynch Alternative Investments LLC (“MLAI”), general partner of ML JWH Strategic Allocation Fund L.P. (the “Partnership”), issued an announcement to its investors relating to the restructuring of the Partnership, effective June 1, 2007. As part of the restructuring, the Partnership will:

•                  Change its name;

•                  The Partnership’s assets will be reinvested with four commodity trading advisors who employ a variety of systematic models with an emphasis on a style of investment commonly referred to as “diversified trend following” and will no longer utilize the services of John W. Henry & Company, Inc., the Partnership’s current commodity trading advisor; and

On May 7, 2007, the Partnership was deregistered under the Securities Act of 1933, as amended, but retained the Partnership’s registration under the Securities Exchange Act of 1934, as amended.

Limited Partnership Units of the Partnership will no longer be publicly offered.

Item 6.          Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02	Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the first three months of fiscal 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML JWH STRATEGIC ALLOCATION FUND L.P.

By: MERRIL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2007	By	/s/ BENJAMIN C. WESTON
Benjamin C. Weston
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)