Form 10-Q
period 2007-06-30
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2007-08-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-28928

ML TREND-FOLLOWING FUTURES FUND L.P.

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

Yes ☐   No ☐

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $0 for 2007 and $313,038,069 for 2006)	$8,781,646	$833,258,309
Net unrealized profit (loss) on open contracts	(522,769)	7,308,299
Investments in Portfolio Funds (cost $455,491,941)	466,512,194	—
Accrued interest	59,180	3,815,156
Receivable from Portfolio Funds	12,604,083	—
Subscriptions receivable	237,370	10,648

TOTAL ASSETS	$487,671,704	$844,392,412

LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST LIABILITIES:
Brokerage commissions payable	$—	$4,045,866
Wrap fee payable	1,599,426	196,749
Due to Portfolio Funds	7,662,979	—
Redemptions payable	11,695,266	47,544,300
Ongoing offering costs payable	—	125,000
Other	180,940	—

Total liabilities	21,138,611	51,911,915

PARTNERS’ CAPITAL:
General Partner (42,282 and 46,719 Units)	6,812,793	8,204,766
Limited Partners (2,854,832 and 4,465,097 Units)	459,720,300	784,098,296

Total partners’ capital	466,533,093	792,303,062

MINORITY INTEREST	—	177,435

TOTAL LIABILITIES, PARTNERS' CAPITAL AND MINORITY INTEREST	$487,671,704	$844,392,412

NET ASSET VALUE PER UNIT (Based on 2,897,114 and 4,511,816 Units outstanding and unlimited Units authorized)	$161.03	$175.61

See notes to consolidated financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006

TRADING PROFITS (LOSSES):

Realized	$9,679,789	$108,731,809	$(65,942,559)	$(53,754,607)
Change in unrealized	14,788,610	(109,526,609)	3,189,185	(29,809,166)

Total trading profits (losses)	24,468,399	(794,800)	(62,753,374)	(83,563,773)

INVESTMENT INCOME:

Interest	4,674,750	13,716,625	13,900,096	26,491,936

EXPENSES:

Wrap fee	1,599,426	—	1,599,426	—
Brokerage commissions	5,215,580	17,122,253	15,400,942	33,785,064
Administrative and filing fees	268,431	806,946	773,773	1,593,916
Ongoing offering costs	—	375,000	25,000	700,000

Total expenses	7,083,437	18,304,199	17,799,141	36,078,980

NET INVESTMENT LOSS	(2,408,687)	(4,587,574)	(3,899,045)	(9,587,044)

INCOME (LOSS) BEFORE MINORITY INTEREST	22,059,712	(5,382,374)	(66,652,419)	(93,150,817)

Minority interest in (income) loss	(3,330)	1,903	18,048	16,330

NET INCOME (LOSS)	$22,056,382	$(5,380,471)	$(66,634,371)	$(93,134,487)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partners Units outstanding	3,276,519	6,062,449	3,779,536	5,918,890

Net income (loss) per weighted average General Partner and Limited Partners Unit	$6.73	$(0.89)	$(17.63)	$(15.74)

See notes to consolidated financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2006 and 2007

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2005	6,005,530	$12,613,943	$1,221,537,583	$1,234,151,526

Subscriptions	477,730	4,888	93,860,589	93,865,477

Net loss	—	(1,002,095)	(92,132,392)	(93,134,487)

Redemptions	(926,782)	—	(183,705,357)	(183,705,357)

PARTNERS’ CAPITAL, June 30, 2006	5,556,478	$11,616,736	$1,039,560,423	$1,051,177,159

PARTNERS’ CAPITAL, December 31, 2006	4,511,816	$8,204,766	$784,098,296	$792,303,062

Subscriptions	224,956	—	36,090,162	36,090,162

Net loss	—	(704,866)	(65,929,505)	(66,634,371)

Redemptions	(1,839,658)	(687,107)	(294,538,653)	(295,225,760)

PARTNERS’ CAPITAL, June 30, 2007	2,897,114	$6,812,793	$459,720,300	$466,533,093

See notes to consolidated financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Trend-Following Futures Fund L.P. (the “Partnership”) as of June 30, 2007, and the consolidated results of its operations for the three and six month periods ended June 30, 2007 and 2006. However, the operating results for the interim periods may not be indicative of the results for the full year. These consolidated statements of operation contain the activities of both the Partnership and the joint venture in which the trading activities occurred through May 31, 2007 at which time the joint venture was dissolved. Prior to June 1, 2007, the partnership was known as ML JWH Strategic Allocation Fund, L.P.

On April 20, 2007, Merrill Lynch Alternative Investments LLC (“MLAI”), general partner of the Partnership, issued an announcement regarding a restructuring of the Partnership, effective June 1, 2007.  As part of the restructuring the following occurred:

•                  The Partnership changed its name to Trend-Following Futures Fund L.P.

•                  The Partnership’s assets were reinvested in MLAI sponsored Portfolio Funds: ML Winton FuturesAccess LLC (“Winton”), ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”) and ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”). These Portfolio Funds employ a variety of systematic models with an emphasis on a style of investment commonly referred to as “diversified trend following” and the Partnership no longer utilizes the services of John W. Henry & Company, Inc. as a commodity trading advisor; and

•                  On May 7, 2007, the Partnership was deregistered under the Securities Act of 1933, as amended, but retained its registration under the Securities Act of 1934, as amended.

•                  Prior to June 1, 2007, the Partnership’s brokerage commissions and administrative fees constituted a single annual “wrap fee” in an amount of 6.0% of the Partnership’s average month-end Net Asset Value, which covered all of the Partnership’s costs and expenses, other than bid-ask spreads and certain trading fees as well as an annual filing fee payable to the State of New Jersey and offering costs. After June 1, 2007, the Partnership pays a wrap fee in the amount of 4.0% of the Partnership’s average month-end Net Asset Value. Other than this 4.0% wrap fee, the only direct expense of the Partnership is the annual New Jersey filing fee, which is assessed on a per-partner basis with a maximum charge of $250,000 per year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s and the Portfolio Funds’ Annual Reports on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 and Form 10 filed with Securities and Exchange Commission.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

At June 30, 2007, Investment in Portfolio Funds at fair value as follows:

	Fair Value	Percentage of Investment
ML Chesapeake FuturesAccess LLC	$116,622,792	25.00%
ML Transtrend DTP Enhanced FuturesAccess LLC	116,622,852	25.00
ML Aspect FuturesAccess LLC	116,633,276	25.00
ML Winton FuturesAccess LLC	116,633,274	25.00

Total Investment in Portfolio Funds at fair value (cost $455,491,941)	$466,512,194	100.00%

3.               MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot be presented on the consolidated financial statements. Additionally, the Partnership invests in other commodity funds with similar market risk as mentioned. The following summarizes some of those risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss), if any, included in the consolidated Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit (loss) on open contracts on the consolidated Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. During May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48. FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03

Performance Summary

January 1, 2007 to June 30, 2007

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

April 1, 2007 to June 30, 2007

The Partnership posted a gain for the two months ended May 31, 2007.

The interest rate sector was the most profitable sector for the period. The sector was negative for April as uncertainty grew over the interest rate policy of the central banks of the world’s two largest economies. Both U.S. Treasuries and Japanese Government 10-year Bonds (JGBs), the sector’s worst performer, were trend-less in April as the markets’ interest rate expectations shifted with each economic release about the current health of the U.S. and Japanese economies. While uncertainty surrounded the state of these two economies, the strength of the German and British economies was clear. The German Benchmark ten-year bund led performance as stronger growth and increased fears of inflation sent yields to their highest level since August 2005. The sell-off in European fixed income limited losses within the sector as yields touched multi-year highs.  The sector had strong performance for May as global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize. The German Benchmark ten-year bund led performance as consumer confidence in the euro region economy climbed to a six-year high. U.S. Treasuries also bolstered performance as the benchmark ten-year bond yield increased 26 basis points since April 30th, its biggest monthly increase since March 2006.

The currency sector was also profitable for the period. In April, the Euro reached an all-time high against both the U.S. dollar and the Japanese yen, while the British pound reached a 25-year high against the U.S. dollar.  The U.S. dollar weakened as investors speculated that the U.S. Federal Reserve Board would cut borrowing costs to strengthen the U.S. economy; at the same time, expectations grew that the European Central Bank and the Bank of England would raise rates to tame inflation as their economies strengthened.  The U.S. dollar rebounded in May from an all time low against the Euro and rose one percent against the British pound. The U.S. dollar reversed as signs of economic strength reduced the likelihood of a cut in interest rates by the Federal Reserve. The U.S. dollar’s biggest monthly advance against the Euro in more than a year caused the Partnership to exit positions. A majority of the sector’s losses were offset by the U.S. dollar’s strengthening trend against the Japanese yen.

The stock indices sector was profitable for the period. Stronger-than-expected first quarter earnings, an increase in mergers and acquisitions, economic growth in Europe, and benign inflation in the U.S. drove global equity prices higher. Equity markets reached new highs during the period due to continued economic growth in Europe and indications from the U.S. Federal Reserve Board that growth in the world’s largest economy would accelerate. The entire sector was positive as about $1.1 trillion of announced Merger and Acquisition deals so far this year pushed the S&P 500 past its peak in the year 2000. The NASDAQ ended the period at 2604.52, its highest level since February 2001.

The agricultural commodities sector posted losses for the period. The sector’s performance at the beginning of the period was slightly positive as gains in N.Y. cotton and coffee were partially offset by losses in CBOT wheat.  Freezing temperatures at the beginning of the period caused damage to the wheat crop. Wheat, which had been trending lower prior to the cold weather, suffered a reversal due to the resulting global supply concerns. The sector suffered its worst losses when coffee futures in N.Y. climbed to their highest level in weeks on concern that Brazil’s crop, the world’s largest, will decline due to frost damage, tightening supplies.

The metals sector also posted losses for the period. Performance was positive for April as LME copper strengthened, trading as high as $8,100 per ton on April 17th, the highest it has been in more than seven months. Supply disruptions and demand from China, the world’s largest user, drove prices higher during the month. Gold also added to performance as the precious metal reached an 11 month high when demand for a hedge against the weakness in the U.S. dollar increased.  The sector’s performance was negative in May, as a reversal in precious metals hurt performance as the Partnership exited positions. Gold fell to a two-month low in May and was down 2.5 percent for the month, as a gain in the value of the U.S. dollar reduced demand for the precious metal as an alternative investment. Silver (which has wider industrial applications than gold) dropped 0.7 percent in May. Despite the drop, gold has gained 4.5 percent for the year, while silver has risen 4.1 percent.

The energy sector was the least profitable for the month as weather and geopolitical events once again were the driving force behind price movements. Natural gas, the sector’s worst performer, fluctuated throughout the period as weather drove demand. Crude oil also hurt performance as prices fell to $61.34 a barrel on April 19th before reversing to $66.70 a barrel on April 27th. This reversal occurred when Saudi Arabian authorities announced the arrest of more than 170 suspected terrorists, who were reportedly plotting to attack the country’s oil facilities. U.S. oil futures traded between $60 and $67 during the period as ample domestic stockpiles tempered the impact of supply shutdowns in Alaska and Nigeria.

Effective June 1, 2007, the Partnership became a multi-manager fund of funds with equal weighting to the FuturesAccess managed accounts of Aspect, Chesapeake, Transtrend and Winton. The Partnership returned an estimated +2.1% for the month of June.

During the month of June the most profitable trading across all managers came from the fixed income and currency sectors.  Bonds sold off on strong data and inflation concerns and the managers’ trend following models were successful navigating the higher interest rate environment.  In currencies gains were achieved as higher yielding currencies (AUD, NZD, GBP, CAD) continued to appreciate at the expense of the “funding” currencies of Japan and Switzerland.  Equity markets ended the month lower although only small losses in this sector were realized as risk management systems reduced exposure to this sector.  Commodities were mixed on the month with gains generally coming from long positions in grains and agriculturals and short positions in natural gas.  Metals trading produced net negative returns.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Partnership was a speculative commodity pool through May 31, 2007. Effective June 1, 2007 the Partnership invests in Portfolio Funds that are commodity pools.  The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Partnership’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

The Partnership, under the direction of JWH® through May 31, 2007 rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

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

The Partnership’s risk exposure in the various market sectors traded by JWH® through May 31, 2007 and Investments in Portfolio Funds for June 2007 is quantified below in terms of Value at Risk.  Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s open positions is directly reflected in the Partnership’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the second quarter 2007.  During the second quarter 2007, the Partnership’s average capitalization was approximately $596,056,986. During the second quarter 2006, the Partnership’s average capitalization was approximately $1,151,995,945.

The Value at Risk calculation for Class D-TF is based upon the Portfolio Funds’ individual Value at Risk calculation in proportion to the percentage of capital invested by the Partnership in the Portfolio Funds.

May 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$846,301	0.14%	$2,805,345	$—
Currencies	9,769,334	1.64%	17,688,603	14,804
Energy	1,595,481	0.27%	2,699,064	—
Interest Rates	27,474,079	4.61%	73,672,809	—
Metals	2,203,184	0.37%	6,999,047	—
Stock Indices	2,444,700	0.41%	5,459,142	—

TOTAL	$44,333,079	7.44%	$109,324,010	$14,804

Winton CLASS D-TF
June 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agriculture	$77,526	0.07%	$77,526	$77,526
Currencies	354,599	0.30%	354,599	354,599
Energy	11,611	0.01%	11,611	11,611
Interest Rates	7,952,220	6.74%	7,952,220	7,952,220
Metals	53,868	0.05%	53,868	53,868
Stock Indices	298,742	0.25%	298,742	298,742
FX	789	0.00%	789	789

TOTAL	$8,749,355	7.41%	$8,749,355	$8,749,355

Aspect CLASS D-TF
June 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural	$95,335	0.10%	$95,335	$95,335
Currencies	321,210	0.35%	321,210	321,210
Energy	73,844	0.08%	73,844	73,844
Interest Rates	14,132,577	15.36%	14,132,577	14,132,577
Metals	109,571	0.12%	109,571	109,571
Stock Indices	556,733	0.61%	556,733	556,733

TOTAL	$15,289,270	16.62%	$15,289,270	$15,289,270

Chesapeake Class D-TF
June 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural	$504,108	0.79%	$504,108	$504,108
Energy	30,008	0.05%	30,008	30,008
Interest Rates	20,192,293	31.48%	20,192,293	20,192,293
Metals	444,752	0.69%	444,752	444,752
Stock Futures	573,270	0.89%	573,270	573,270
Stock Indices	1,050,876	1.64%	1,050,876	1,050,876
Currencies	1,100,541	1.72%	1,100,541	1,100,541

TOTAL	$23,895,849	37.25%	$23,895,849	$23,895,849

Transtrend CLASS D-TF
June 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural	$159,910	0.25%	$159,910	$159,910
Energy	55,777	0.09%	55,777	55,777
Interest Rates	14,968,848	23.25%	14,968,848	14,968,848
Metals	—	0.00%	—	—
Currencies	14,012	0.02%	14,012	14,012
Stock Indices	1,777,966	2.76%	1,777,966	1,777,966

TOTAL	$16,976,513	26.36%	$16,976,513	$16,976,513

June 30, 2006

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agriculture	$1,053,191	0.09%	$2,077,991	$191,779
Currencies	36,382,371	3.16%	93,297,083	6,095,675
Energy	2,230,031	0.19%	5,803,259	630,938
Interest Rates	103,152,184	8.95%	143,544,330	43,863,637
Metals	3,730,052	0.32%	9,249,917	1,019,554
Stock Indices	5,576,282	0.48%	13,268,291	3,733,442

TOTAL	$152,124,111	13.19%	$267,240,871	$55,535,025

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

Item 4. Controls and Procedures

Merrill Lynch Alternative Investments LLC (MLAI), the General Partner of ML Trend-Following Fund L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                         Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.                         Unregistered Sales of Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3.                         Defaults Upon Senior Securities

None.

Item 4.                         Submission of Matters to a Vote of Security Holders

None.

Item 5.                         Other Information

See Note 1

Item 6.                         Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02                                                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:       Are filed herewith.

32.01 and 32.02                                                                                                 Section 1350 Certifications

Exhibit 32.01and 32.02                                                             Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)