Form 10-Q
period 2007-09-30
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2007-11-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Hopewell Building No. 2
1200 Merrill Lynch Drive - First Floor
Pennington, New Jersey 08534
(Address of principal executive offices)
(Zip Code)

609-274-5838
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

Yes ☐  No ☐

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.
(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (includes restricted cash of $0 for 2007 and $313,038,069 for 2006)	$1,357	$833,258,309
Net unrealized profit on open contracts	—	7,308,299
Cash	10,954	—
Investments in Portfolio Funds (cost $412,295,056)	407,313,458	—
Accrued interest	59,180	3,815,156
Receivable from Portfolio Funds	14,247,664	—
Subscriptions receivable	237,370	10,648

TOTAL ASSETS	$421,869,983	$844,392,412

LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST
LIABILITIES:
Brokerage commissions payable	—	$4,045,866
Wrap fee payable	1,405,454	175,915
Redemptions payable	12,805,753	47,544,300
Ongoing offering costs payable	—	125,000
Other	21,553	20,834

Total liabilities	14,232,760	51,911,915

PARTNERS’ CAPITAL:
General Partner (42,282 Units and 46,719 Units)	6,505,985	8,204,766
Limited Partners (2,604,613 Units and 4,465,097 Units)	401,131,238	784,098,296

Total partners’ capital	407,637,223	792,303,062

MINORITY INTEREST	—	177,435

TOTAL LIABILITIES, PARTNERS’ CAPITAL AND MINORITY INTEREST	$421,869,983	$844,392,412

NET ASSET VALUE PER UNIT
(Based on 2,646,895 and 4,511,816 Units outstanding and authorized)	$154.01	$175.61

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS
(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

TRADING PROFITS (LOSSES):

Realized	$(1,793,797)	$(59,557,532)	$(67,736,356)	$(113,312,139)
Change in unrealized	(15,479,082)	69,080,414	(12,289,897)	39,271,248

Total trading profits (losses)	(17,272,879)	9,522,882	(80,026,253)	(74,040,891)

INVESTMENT INCOME:

Interest	8,374	13,472,272	13,908,470	39,964,208

EXPENSES:

Brokerage commissions	—	14,830,304	15,400,942	48,615,368
Wrap fee	4,246,211	644,796	6,515,243	2,113,712
Ongoing offering costs	—	375,000	25,000	1,075,000
Other	—	62,500	104,167	187,500

Total expenses	4,246,211	15,912,600	22,045,352	51,991,580

NET INVESTMENT LOSS	(4,237,837)	(2,440,328)	(8,136,882)	(12,027,372)

INCOME (LOSS) BEFORE MINORITY INTEREST	(21,510,716)	7,082,554	(88,163,135)	(86,068,263)

Minority interest in (income) loss	—	(1,498)	18,048	14,832

NET INCOME (LOSS)	$(21,510,716)	$7,081,056	$(88,145,087)	$(86,053,431)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partners Units outstanding	2,818,618	5,518,762	3,459,229	5,785,513

Net income (loss) per weighted average General Partner and Limited Partners Unit	$(7.63)	$1.28	$(25.48)	$(14.87)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.
(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2007 and 2006
(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2005	6,005,530	$12,613,943	$1,221,537,583	$1,234,151,526

Subscriptions	599,500	4,888	116,440,991	116,445,879

Net loss	—	(915,640)	(85,137,791)	(86,053,431)

Redemptions	(1,340,264)	(583,321)	(260,585,129)	(261,168,450)

PARTNERS’ CAPITAL, September 30, 2006	5,264,766	$11,119,870	$992,255,654	$1,003,375,524

PARTNERS’ CAPITAL, December 31, 2006	4,511,816	$8,204,766	$784,098,296	$792,303,062

Subscriptions	224,956	—	36,090,161	36,090,161

Net loss	—	(1,011,673)	(87,133,414)	(88,145,087)

Redemptions	(2,089,877)	(687,108)	(331,923,805)	(332,610,913)

PARTNERS’ CAPITAL, September 30, 2007	2,646,895	$6,505,985	$401,131,238	$407,637,223

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Trend-Following Futures Fund L.P. (the “Partnership”) as of September 30, 2007, and the results of its operations for the three month period ended September 30, 2007 and the consolidated results of its operations for the three month period ended September 30, 2006 and nine month period ended September 30, 2007 and 2006. However, the operating results for the interim periods may not be indicative of the results for the full year. These consolidated statements of operations contain the activities of both the Partnership and the joint venture in which the trading activities occurred through May 31, 2007 at which time the joint venture was dissolved. Prior to June 1, 2007, the Partnership was known as ML JWH Strategic Allocation Fund, L.P.

On April 20, 2007, Merrill Lynch Alternative Investments LLC (“MLAI”), general partner of the Partnership, issued an announcement regarding a restructuring of the Partnership, effective June 1, 2007.  As part of the restructuring the following occurred:

•      The Partnership changed its name to ML Trend-Following Futures Fund L.P.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s and the Portfolio Funds’ Annual Reports on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 and Form 10 filed with Securities and Exchange Commission. Certain prior period items have been reclassified to conform to the current period presentation.

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

At September 30, 2007, Investment in Portfolio Funds at fair value are as follows:

	Fair Value	Percentage of Investment
ML Winton FuturesAccess LLC	$101,837,957	25.00%
ML Aspect FuturesAccess LLC	101,837,958	25.00
ML Transtrend DTP Enhanced FuturesAccess LLC	101,818,822	25.00
ML Chesapeake FuturesAccess LLC	101,818,721	25.00

Total Investment in Portfolio Funds at fair value (cost $412,295,056)	$407,313,458	100.00%

3.               MARKET AND CREDIT RISKS

The nature of this Partnership has certain risks, which cannot be presented on the financial statements. Additionally, the Partnership invests in other commodity funds with similar market risk as mentioned. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Funds’ Net unrealized profit (loss) on such derivative instruments as reflected in the Portfolio Funds’ Statements of Financial Condition.  The Portfolio Funds’ exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss), if any, included in the Portfolio Funds’ Statements of Financial Condition. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Portfolio Funds, in their normal course of business, enter into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit (loss) on open contracts on the Portfolio Funds’ Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENT

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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18	$176.75	$190.69	$190.58
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03	$153.47	$143.03	$154.01

Performance Summary

January 1, 2007 to September 30, 2007

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

July 1, 2007 to September 30, 2007

The quarter began with extreme market reversals. Practically all markets which were trending upward retraced as investors ran for the exit in an attempt to reduce risk. Credit worries and a softening housing market finally caught up to the equity markets and led to a big rally in global bonds. The Japanese yen, which has been persistently weak for years, suddenly rallied against all of its higher yielding counterparts. As a result of the reversals, losses were posted to the Partnership.

Long term market trends continued to unwind mid-quarter as the long positions in the foreign exchange carry trades, long international equities, long energy and long metals due to a spike in risk aversion on August 16th caused significant losses in each of these trades posting losses for the Partnership.

The quarter ended with a very strong performance after a turbulent summer. Strong trends re-emerged in commodities in particular, as wheat gained 21%, and crude oil rose 11% due to supply factors. In addition, precious metals rallied, with gold up by 10% and silver up by 13% due to the U.S. dollar weakening which caused demand for precious metals as a store of value. The U.S Federal Reserve’s 50 basis points mid-month rate cut also helped to invigorate investor risk appetite, helping foreign exchange carry trades and boosting global equity markets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Partnership was a speculative commodity pool through May 31, 2007. Effective June 1, 2007 the Partnership invests in Portfolio Funds that are commodity pools.  The market sensitive instruments held by the Portfolio Funds are acquired for speculative trading purposes and all or substantially all of the Portfolio Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair market value of the Portfolio Funds’ open positions and, consequently, in their earnings and cash flow.  The Portfolio Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership, under the direction of JWH® through May 31, 2007 rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by the Portfolio Funds’ attempts to manage its market risk.

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

Due to the Partnership’s Fund of Funds structure, the following statements are related to the Portfolio Funds.

Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects (which would reduce the Value at Risk estimates) resulting from the fact that the Portfolio Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the third quarter 2007.  During the third quarter 2007, the Partnership’s average capitalization was approximately $540,463,089. During the third quarter 2006, the Partnership’s average capitalization was approximately $1,106,504,757.

The Partnership’s investments in the Portfolio Funds are in class D-TF. The Value at Risk calculation for the Portfolio Funds is allocated to this class based upon the class proportion to total capital of the Portfolio Funds.

Winton CLASS D-TF
September 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agriculture	$147,824	0.16%	$211,846	$65,298
Currencies	725,410	0.77%	990,261	299,332
Energy	143,876	0.15%	230,579	9,780
Interest Rates	5,327,066	5.69%	6,697,896	4,522,247
Metals	79,633	0.08%	147,103	38,809
Stock Indices	261,979	0.28%	421,679	97,040

TOTAL	$6,685,788	7.13%	$8,699,364	$5,032,506

Aspect CLASS D-TF
September 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural	$225,172	0.24%	$653,832	$40,278
Currencies	918,447	0.98%	2,630,865	293,997
Energy	423,506	0.45%	1,389,902	4,864
Interest Rates	8,432,377	8.97%	12,935,262	4,356,269
Metals	404,741	0.43%	989,459	100,288
Stock Indices	412,901	0.44%	729,071	35,170

TOTAL	$10,817,144	11.51%	$19,328,391	$4,830,866

Chesapeake Class D-TF
September 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural	$537,374	0.63%	$738,370	$333,293
Energy	245,320	0.29%	548,358	29,405
Interest Rates	788,443	0.93%	1,081,995	59,256
Metals	14,959,032	17.65%	20,016,844	1,810,769
Stock Futures	260,396	0.31%	435,814	63,430
Stock Indices	402,927	0.48%	561,749	213,118
Currencies	667,479	0.79%	1,029,757	165,084

TOTAL	$17,860,971	21.08%	$24,412,887	$2,674,355

Transtrend CLASS D-TF
September 30, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural	$304,254	0.35%	$993,862	$2,619
Energy	3,032,800	3.50%	4,050,216	955,895
Interest Rates	1,315,053	1.52%	13,609,078	50,710
Metals	5,677,488	6.56%	1,131,194	1,706,516
Currencies	818,842	0.95%	5,634,924	—
Stock Indices	1,867,674	2.16%	4,278,844	53,230

TOTAL	$13,016,111	15.04%	$29,698,118	$2,768,970

September 31, 2006

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Interest Rates	$107,257,752	9.69%	$143,544,330	$43,863,637
Currencies	28,742,732	2.60%	93,297,083	6,095,675
Stock Indices	4,679,211	0.42%	13,268,291	1,859,211
Metals	3,035,075	0.27%	9,249,917	742,261
Agricultural	1,404,072	0.13%	3,181,996	191,779
Energy	2,303,860	0.21%	5,803,259	630,938

TOTAL	$147,417,702	13.32%	$268,344,876	$53,383,501

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Funds open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Funds to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Portfolio Funds — gives no indication of this “risk of ruin.”

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

None.

Item 5.            Other Information

See Note 1 in the Notes to Financial Statements

Item 6.            Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02               Are filed herewith.

32.01 and

32.02                       Section 1350 Certifications

Exhibit 32.01

and 32.02               Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)