Form 10-K
period 2007-12-31
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2008-03-31
CIK 1005177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

Commission file number: 0-28928

ML TREND-FOLLOWING FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3887922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

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

As of January 31, 2008, limited partnership units with a Net Asset Value of $379,471,492 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of  Independent Registered Public Accounting Firm, the annual report  to security holders for the fiscal year ended December 31, 2007, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TREND-FOLLOWING FUTURES FUND L.P.

ANNUAL REPORT FOR 2007 ON FORM 10-K

PART I

Item 1: Business

(a)           General Development of Business:

ML TrendFollowing Futures Fund L.P. (the “Partnership”), formerly known as ML JWH Strategic Allocation Fund L.P. was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI”) the general partner of the Partnership, among four underlying FuturesAccess Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”) (See Note 2).

On April 20, 2007, MLAI issued an announcement regarding a restructuring of the Partnership, effective June 1, 2007.  As part of the restructuring the following occurred:

•                  The Partnership changed its name to ML Trend-Following Futures Fund L.P.

•                  The Partnership’s assets were reinvested in MLAI-sponsored Portfolio Funds: ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”).  These Portfolio Funds employ a variety of systematic models with an emphasis on a style of investment commonly referred to as “diversified trend following” and the Partnership no longer utilizes the services of John W. Henry & Company, Inc. (“JWH®”) as a commodity trading advisor.

•                  The Portfolio Funds are a group of commodity pools sponsored by MLAI, each of which places substantially all of its assets in a managed futures and forward trading account managed by a single commodity trading advisor.  Each of the Portfolio Funds implements a different trading strategy; and

•                  On May 7, 2007, the Partnership was deregistered under the Securities Act of 1933, as amended, but retained its registration under the Securities Act of 1934, as amended.

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

As of December 31, 2007, the aggregate Net Asset Value of the Partnership was $370,119,282, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $164.22.

Through December 31, 2007, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

(b)           Financial Information about Segments:

The Partnership’s and Portfolio Funds’ business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Partnership and the Portfolio Funds do not engage in sales of goods or services.

 (c)          Narrative Description of Business:

General

The investment objective of the Partnership is to achieve superior risk-adjusted rates of return through a “single strategy-type” fund of funds approach focusing on, but not limited to, trend-following managed futures strategies. Under the direction of MLAI, the Partnership will seek to achieve this objective by allocating its capital among a group of Portfolio Funds managed by the Partnership CTAs which, MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and draw downs.

Systematic trading generally assumes that a disciplined quantitative analysis of historical and contemporaneous market information without discretionary decision making can enable a trader to forecast price action in term of trends or other market dynamics and to take positions designed to profit from it. These systems can incur substantial losses when the market significantly deviates from its usual historical patterns, e.g. when weather-related catastrophes, international political disruptions, and unanticipated supply/demand imbalances unexpectedly dominate the market. Systematic trading systems share basic similarities, although the models which they apply to historical price data differ. Such similarities imply that there will be certain market conditions which are likely to be adverse to all or substantially all of the Portfolio Funds in the Partnership’s portfolio.

Systematic trading strategies are speculative and involve substantial risk. By operating the Partnership as a “fund of funds” and investing in a number of different Portfolio Funds, MLAI will attempt to mitigate the volatility and certain other risks of investing in a single Portfolio Fund. While diversifying among different CTAs of the Partnership involves the risk of one manager’s loss frequently offsetting another’s profits, this same offsetting effect also typically reduces overall performance volatility, potentially producing a risk/return profile for the Partnership that may be more consistent with the portfolio objectives of certain investors than investing in a single Portfolio Fund.

Background

The Partnership has an extensive operating and performance history, but has only recently terminated the joint venture agreement under which John W. Henry & Company, Inc. as a CTA was responsible for its performance to date provided advisory services, and allocated its capital among the Portfolio Funds specified in the “ML Trend-Following Futures Fund L.P.” section of the Part One (B) Confidential Program Disclosure Document: Trading Advisor Information.

The past performance of the Partnership prior to June 1, 2007 or of the Portfolio Funds in which the Partnership will invest either individually or in any combination is not indicative of the future results of the Partnership or any of the Portfolio Funds. There can be no assurance that the Partnership or any of the Portfolio Funds will achieve its objective or avoid substantial or total losses. MLAI has only recently begun to manage single-advisor managed futures fund of funds such as the Partnership. Past performance is not necessarily indicative of future results. The MLAI trading principals who make allocations for the Partnership have only recently begun to operate pools and trade accounts.

Employees

The Fund has no employees.

Addition, Redemption and Reallocation of Capital for Commodity Pool or Partnership Accounts

Investors purchase or redeem Units at Net Asset Value (“NAV”) on the close of business on the last business day of the month.  In order to provide market exposure commensurate with the Partnership’s equity on the date of these transactions, Partnership general practice is to adjust positions as near as possible to the close of business on the last trading date of the month.  The intention is to provide for additions and redemptions at a NAV that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month.  Therefore, the Partnership may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading.  Based on the Partnership’s determination of liquidity or other market conditions, the Partnership may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month.  No assurance is given that the Partnership will be able to achieve the objectives described above in connection with the Partnership’s equity level changes.  The use of discretion by the Partnership in the application of this procedure may affect performance positively or negatively.

Custody of Assets.

Substantial portion of the Portfolio Funds’ assets are currently held in customer accounts at Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”).

Available Assets.

The Partnership and the Portfolio Funds earn income, as described below, on its “Available Assets,” which can be generally described as the cash actually held by the Partnership.  Available Assets are held primarily in U.S. dollars and are comprised of the Partnership’s and the Portfolio Funds’ cash balances held in the offset accounts (as described below), which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership’s and the Portfolio Funds’ account, on a daily basis and the Partnership’s and the Portfolio Funds’ cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Partnership and the Portfolio Funds do not earn interest on, the Partnership’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Partnership’s and the Portfolio Funds’ Available Assets may be greater than, less than or equal to the Partnership’s and the Portfolio Funds’ Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Partnership’s U.S. Dollar Available Assets.

The following description relates to the Partnership’s and the Portfolio Funds’ U.S. dollar Available Assets.

The Partnership’s and the Portfolio Funds’ U.S. dollar Available Assets are held in cash in offset accounts or may be invested in short-term U.S. Treasury bills purchased from dealers unaffiliated with Merrill Lynch.  Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

Merrill Lynch credits the Partnership and the Portfolio Funds, as of the end of each month, with interest at the effective prevailing 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month.  The Partnership and the Portfolio Funds receive all interest paid on the short-term Treasury bills in which it invests.

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

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership’s and the Portfolio Funds’ U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Partnership and the Portfolio Funds and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Partnership’s and the Portfolio Funds’ average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Partnership’s and the Portfolio Funds’ Non-U.S. Dollar Available Assets.

Under the single currency margining system implemented for the Partnership, the Partnership and the Portfolio Funds do not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Partnership and the Portfolio Funds to retain the monies which would otherwise be required for such margin as part of the Partnership’s and the Portfolio Funds’ U.S.

dollar Available Assets.  The Partnership and the Portfolio Funds do not earn interest on foreign margin deposits provided by MLPF&S. The Partnership and the Portfolio Funds do, however, earn interest on their non-U.S. dollar Available Assets.  Specifically, the Partnership and the Portfolio Funds are credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Partnership and the Portfolio Funds.  Merrill Lynch charges the Partnership and the Portfolio Funds Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

The Partnership and the Portfolio Funds hold foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Partnership’s and the Portfolio Funds’ U.S. dollar Available Assets.  Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed.  Assets of the Partnership and the Portfolio Funds while held in foreign currencies are subject to exchange rate risk.

Charges

The following table summarizes the charges incurred by the Fund during 2007, 2006 and 2005.

	2007		2006		2005
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commissions	$15,400,942	3.05%	$61,808,517	5.88%	$73,622,017	5.81%
Administrative and filing fees	961,273	0.19%	2,937,327	0.28%	3,450,957	0.27%
Wrap fee	9,947,043	1.97%	—	—	—	—
Ongoing Offering Costs	25,000	0.00%	1,450,000	0.14%	475,000	0.04%
Total	$26,334,258	5.21%	$66,195,844	6.30%	$77,547,974	6.12%

The Partnership’s average month-end Net Assets during 2007, 2006 and 2005 equaled $505,150,607 $1,050,574,066 and $1,266,792,130, respectively.

During the years ended December 31 2007, 2006 and 2005 the Partnership earned $13,909,510, $51,861,211 and $39,816,009 in interest income, respectively, or approximately 2.75%, 4.94%, and 3.14%, respectively, of the Partnership’s average month end Net Assets.

In addition to the above charges, the Partnership and JWH® prior to June 1, 2007, shared in the profits of the Joint Venture based on equity provided that 20% of the Joint Venture’s quarterly New Trading Profits are allocated to JWH®.  For the years ended December 31, 2007, 2006 and 2005, JWH® did not receive a profit share allocation and for the years ended December 31, 2007 and 2006 did not earn interest. For the year ended December 31, 2005, JWH® earned interest of $6,312.

Description of Current Charges

The Partnership is subject to the following charges:

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

A flat rate, monthly brokerage commissions of 0.479 of 1% of the Joint Venture’s month-end assets (a 5.75% annual rate) of the Partnership’s month end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Such commissions cover JWH®’s monthly consulting fee as well as all floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading. Effective June 1, 2007, no Brokerage commission is charged to investors at the Partnership level, although Brokerage Commissions are charged to investors at the Portfolio Funds’ level, and investors will be indirectly subject to their pro rata share of such fees based on the investment of the Partnership in such underlying Portfolio Funds. MLAI estimates that the round-turn equivalent commission rate charged to the Joint Venture by MLPF&S for the period January 1, 2007 through May 31, 2007 was $166 and for the years ended December 31, 2006 and 2005 were $182 and $154, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

MLPF&S	Use of Partnership and Portfolio Funds assets	MLPF&S may derive certain economic benefit from the deposit of certain of the Partnership’s and Portfolio Funds’ U.S. dollar Available Assets in offset accounts.

MLAI	Administrative Fee

Prior to June 1, 2007, a flat rate monthly charge of 0.021 of 1% (a 0.25% annual rate) of the Joint Venture’s month-end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination) is paid to MLAI, which pays all routine administrative expenses of the Joint Venture, other than the Partnership’s ongoing offering costs and the actual cost of the State of New Jersey annual filing fee. This filing fee is assessed on a per partner basis with a maximum charge of $250,000 per year.

MLIB; Other Counterparties	Bid-ask spreads	Bid-ask spreads on forward and related trades.

JWH® and Portfolio Funds	Profit Share / Performance fees

Prior to June 1, 2007, 20% of any New Trading Profits (as the Partnership owns substantially all of the Joint Venture, such special allocation effectively is made out of Trading Profits which the Partnership would otherwise have received).

As Profit Shares are calculated on the basis of quarter-end highs in cumulative Trading Profit, substantial Profit Shares may (irrespective of the fact that Units are purchased at different times and prices, and may have materially different investment experiences during a year) be accrued during a calendar year even though the joint venture has an overall loss for such year.

Performance fees paid by the Portfolio Funds are paid at the following rates; Aspect – 15%; Chesapeake – 20%; Transtrend – 25% and Winton – 15%, of any New Trading Profits as defined and earned by the respective advisors.

JWH®	Consulting Fees	Prior to June 1, 2007, MLPF&S paid JWH® annual Consulting Fees of 2% of the Partnership’s average month-end assets, after reduction for a portion of the Brokerage Commissions.

MLPF&S; Other Third Parties	Extraordinary expenses	Actual payments to third parties; none paid to third parties to date.

MLAI	Ongoing offering costs	Actual costs incurred subject to limitation.

MLAI	Wrap Fees

Prior to June 1, 2007, the Partnership’s brokerage commissions and administrative fees constituted a single annual “wrap fee” not to exceed 6.5% of the Partnership’s average month-end Net Asset Value, which covered all of the Partnership’s costs and expenses, other than bid-ask spreads and certain trading fees as well as an annual filing fee payable to the State of New Jersey and offering costs. After June 1, 2007, the Partnership pays MLAI, wrap fee in the amount of 4.0% of the Partnership’s average month-end Net Asset Value. Other than this 4.0% wrap fee, the only direct expense of the Partnership is the annual New Jersey filing fee, which is assessed on a per-partner basis with a maximum charge of $250,000 per year.

Portfolio Funds	Management Fees	A flat monthly charge of the Portfolio Funds month-end assets (Aspect and Winton: 1.5%, Chesapeake and Transtrend: 1%) per Annum.

Regulation

MLAI, the Partnership, the Portfolio Funds and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the NFA.  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (“SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)           Financial Information about Geographic Areas:

The Partnership and the Portfolio Funds do not engage in material operations in foreign countries, nor is a material portion of the Partnership’s and the Portfolio Funds’revenues derived from customers in foreign countries.  The Portfolio Funds, however, trade from the United States on a number of foreign commodity exchanges.  The Partnership and the Portfolio Funds’ do not engage in the sales of goods or services.

Item 1A: Risk Factors

The Large Size of the Portfolio Funds’ Trading Positions Increases the Risk of Sudden, Major Losses

The Portfolio Funds take positions with face values which are as much as 15 times its total capital.

Investors Must Not Rely on the Past Performance of the Partnership in Deciding Whether to Buy Units

The performance of the Partnership is entirely unpredictable, and the past performance of the Partnership is not necessarily indicative of its future results.

The price data which the Partnership has researched in developing its programs may not reflect the changing dynamics of future markets.  If not, the Partnership programs would have little chance of being profitable.  An influx of new market participants, changes in market regulation, international political developments, demographic changes and numerous other factors can contribute to once-successful strategies becoming outdated.  Not all of these factors can be identified, much less quantified.  There can be no assurance that the Portfolio Funds will trade profitably for the Partnership.

The Danger to the Portfolio Funds of “Whipsaw” Markets

Often, the most unprofitable market conditions for the Portfolio Funds are those in which prices “whipsaw,” moving quickly upward, then reversing, then moving upward again, then reversing again.  In such conditions, the programs may establish a series of losing positions based on incorrectly identifying both the brief upward or downward price movements as trends.

As it is impossible to predict where price trends will occur, certain Portfolio Funds’ managers attempt to maximize the chance of exploiting such trends by taking positions in as many different markets and market sectors as feasible.  The Portfolio Funds do not follow this approach and, as a result, may not capture trends which would have been highly profitable.

The Partnership’s Substantial Expenses Will Cause Losses Unless Offset by Profits

Prior to June 1, 2007, the Partnership’s brokerage commissions and administrative fees constituted a single annual “wrap fee” in an amount of 6.5% of the Partnership’s average month-end Net Asset Value, which covered all of the Partnership’s costs and expenses, other than bid-ask spreads and certain trading fees as well as an annual filing fee payable to the State of New Jersey and offering costs. After June 1, 2007, the Partnership pays a wrap fee in the amount of 4.0% of the Partnership’s average month-end Net Asset Value. Other than this 4.0% wrap fee, the only direct expense of the Partnership is the annual New Jersey filing fee, which is assessed on a per-partner basis with a maximum charge of $250,000 per year.

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

The Portfolio Funds Trade Extensively in Foreign Markets; These Markets Are Less Regulated Than U.S. Markets and Are Subject to Exchange Rate, Market Practice and Political Risks

The Portfolio Funds trade a great deal outside the U.S.  From time to time, as much as 30%-50% of the Portfolio Funds’ overall market exposure could involve positions taken on foreign markets.  Foreign trading involves risks — including exchange-rate exposure, possible governmental intervention and lack of regulation — which U.S. trading does not.  In addition, the Portfolio Funds may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which Portfolio Funds bases its strategies may not be as reliable or accessible as it is in the United States.  Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics.  The rights of clients in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.

The Portfolio Funds Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Portfolio Funds are subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. Portfolio Funds’ assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Portfolio Funds’ capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Portfolio Funds to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Regulatory Changes Could Restrict the Portfolio Funds’ Operations

The Portfolio Funds implements a speculative, highly leveraged strategy.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  For example, foreign governments have from time to time blamed the declines of their currencies on speculative partnerships and imposed restrictions on speculative trading in certain markets, and the collapse of a major hedge partnership in 1998 led to significantly increased regulatory monitoring of the activities of these partnerships and, to an extent, commodity pools such as the Partnership.

Regulatory changes could adversely affect the Portfolio Funds by restricting its markets, limiting its trading and/or increasing the taxes to which Unit holders are subject.  MLAI is not aware of any pending or threatened regulatory developments which might adversely affect the Portfolio Funds.  However, adverse regulatory initiatives could develop suddenly and without notice.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative office is the office of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus, 1200 Merrill Lynch Drive – First Floor, Pennington, New Jersey 08534).  MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:   Legal Proceedings

None.

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

As of December 31, 2007, there were 16,788 holders of Units, including MLAI.

(c)	Dividends:

MLAI has not made, and does not contemplate making, any distributions on the Units.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

During 2007, the Fund issued Units as set forth in the following chart:

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-07	$2,309,096	13,149	$175.61
Feb-07	3,203,957	18,473	173.44
Mar-07	1,935,977	11,751	164.76
Apr-07	—	—	154.43
May-07	—	—	157.93
Jun-07	28,641,130	181,583	157.71
Jul-07	—	—	161.03
Aug-07	—	—	153.47
Sep-07	—	—	143.03
Oct-07	—	—	154.01
Nov-07	—	—	164.69
Dec-07	4,816	30	160.52
Jan-08	35,636	217	164.22
Feb-08	275,922	1,496	168.36

(1) Beginning of the month Net Asset Value

Item 5(b)

                Not applicable.

Item 5(c)

                Not applicable.

Item 6:  Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2007	2006	2005	2004	2003
Revenues

Trading Profit (Loss):
Realized	$(64,586,271)	$(158,576,895)	$(112,908,397)	$151,296,416	$24,882,048
Change in unrealized	15,318,537	12,136,031	(150,020,999)	91,466,219	20,384,664

Total trading profit (loss)	(49,267,734)	(146,440,864)	(262,929,396)	242,762,635	45,266,712

Investment Income:
Interest	13,909,510	51,861,211	39,816,009	14,133,423	5,168,611

Expenses:
Brokerage commissions	15,400,942	61,808,517	73,622,017	57,501,150	30,474,397
Administrative and filing fees	961,273	2,937,327	3,450,957	2,889,337	1,699,677
Wrap fee	9,947,043	—	—	—	—
Ongoing offering costs	25,000	1,450,000	475,000	348,101	1,198,256

Total expenses	26,334,258	66,195,844	77,547,974	60,738,588	33,372,330

Net Investment Loss	(12,424,748)	(14,334,633)	(37,731,965)	(46,605,165)	(28,203,719)

Income (loss) before Minority Interest and Profit Share Allocation	(61,692,482)	(160,775,497)	(300,661,361)	196,157,470	17,062,993

Profit Share allocation	—	—	(6,312)	(39,051,490)	(5,840,767)
Minority interest	18,048	29,872	55,162	(25,137)	(16,777)

Net Income (Loss)	$(61,674,434)	$(160,745,625)	$(300,612,511)	$157,080,843	$11,205,449

Balance Sheet Data	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Total Partners’ Capital	$370,119,282	$792,303,062	$1,234,151,526	$1,371,799,115	$695,477,407
Net Asset Value per Unit	$164.22	$175.61	$205.50	$260.33	$235.60

The following selected month-end Net Asset Value per Unit information has been derived from the financial and accounting data of the Partnership:

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2003	$251.24	$269.78	$251.99	$258.85	$272.23	$248.88	$247.63	$256.91	$232.93	$213.37	$215.88	$235.60
2004	$244.57	$265.91	$251.68	$224.34	$210.08	$187.86	$183.46	$182.64	$201.36	$241.05	$268.07	$260.33
2005	$224.16	$213.19	$213.18	$190.18	$208.05	$212.63	$215.46	$214.97	$215.10	$214.98	$232.78	$205.50
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18	$176.75	$190.69	$190.58	$177.15	$188.07	$175.61
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03	$153.47	$143.03	$154.01	$164.69	$160.52	$164.22

Pursuant to CFTC policy, monthly performance is presented from January 1, 2003, even though the Units were outstanding prior to such date.

ML TREND FOLLOWING FUTURES FUND L.P.

December 31, 2007

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:   $2,016,287,795

Current Capitalization:   $370,119,182

Worst Monthly Drawdown:(2)   (13.89)% (January 2005)

Worst Peak-to-Valley Drawdown:(3)   (55.35)%  (December 2004 – August 2007)

Monthly Rates of Return (4)

Month	2007	2006	2005	2004	2003
January	(1.23)%	(3.40)%	(13.89)%	3.80%	14.45%
February	(5.01)	(8.87)	(4.89)	8.73	7.38
March	(6.27)	5.65	0.00	(5.35)	(6.60)
April	2.26	11.55	(10.79)	(10.86)	2.72
May	(0.13)	(0.34)	9.40	(6.36)	5.17
June	2.10	(10.97)	2.20	(10.58)	(8.58)
July	(4.70)	(6.57)	1.33	(2.34)	(0.50)
August	(6.80)	7.89	(0.23)	(0.45)	3.75
September	7.68	(0.06)	0.06	10.25	(9.33)
October	6.94	(7.05)	(0.05)	19.71	(8.40)
November	(2.53)	6.16	8.28	11.21	1.17
December	2.31	(6.63)	(11.72)	(2.89)	9.14
Compound Annual Rate of Return	(6.48)%	(14.55)%	(21.06)%	10.50%	7.33%

(1) Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment.  The CFTC refers to such funds as “Principal Protected.”  The Partnership has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 2003; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end experienced by the Partnership since January 1, 2003.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month, inclusive of subscription activity.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General

The following summary outlines the operations of the Partnership during January 1, 2007 to June 30, 2007.

Performance Summary

ML JWH Strategic Allocation Fund L.P. Sector Commentary for the period January – June 2007

The Partnership posted an overall loss for the first quarter.

The agriculture sector posted losses for the Partnership. Price instability hurt performance at the beginning of the quarter as New York coffee fell from a ten month high. The rally in coffee had been fueled by speculation that drought would reduce Brazil’s harvest. The strong trend then suffered a reversal as coffee prices in New York suffered their longest slump in thirteen months on speculation that favorable weather in Brazil might actually boost the harvest. Corn, which suffered a sharp reversal by falling 7.2 % in the first two days of the year hurting performance, rebounded along with soybeans benefiting from speculation that cold temperatures in the United States would boost demand for alternative fuels made from the nation’s two biggest crops. Corn regained its strength and reached a ten year high on January 17, 2007 while soybeans reached an eighteen month high on January 18, 2007.   Corn and soybeans continued posting gains for the Partnership through mid-quarter as soybeans reached their highest level since June 2004, as wet weather threatened to prevent Unites States farmers from planting enough crops to meet surging demand for crop-based fuels. Chicago Board of Trade limited wheat contract gains as it dropped in excess of 2 percent after prices had reached $5.09, the highest since December 26, 2006, as investors bailed out of the commodity following the global plunge in equities. As a result of the plunge in global equity prices investors bailed out of commodities as the quarter ended and took profits in corn and soybeans, which had just reached multi-year highs.  Slight gains were produced in New York coffee as its weakening trend accelerated due to the fact that coffee fell to its lowest price since November 2006 on signs that supply may be exceeding demand as stocks piled up in warehouses monitored by the New York Coffee, Sugar & Cocoa Exchange.

The energy sector also posted losses for the Partnership. Geopolitical events and a record-breaking heat wave in the Northeastern United States caused volatility beginning of the quarter as natural gas prices fell 6.9% after a government report showed a smaller-than-average decline in inventories of the fuel. Following a government report indicating that the United States supplies of crude oil, gasoline, heating oil and diesel were above the five-year average for the period, crude oil prices plunged and reached a nineteen month low of $49.90 a barrel. However, forecasts of colder weather throughout February 2007 reversed the weakening trend and sent energy prices upward. Despite the volatility within the sector, crude oil and London gas oil were able to offset a majority of the losses.  Natural gas reversed its strengthening trend mid-quarter and had its biggest loss in more than six weeks in New York. Larger-than-expected supplies and forecasts of more seasonal temperatures across the central United States contributed to the reversal. After reaching a two-month high on February 5, 2007 for natural gas March 2007 delivery it dropped 7.7 % on February 12, 2007, its biggest one-day percentage decline since December 26, 2006. The drop in natural gas price March 2007 delivery was spurred by a government report that U.S. gas supplies were 19 percent higher than the average for the past five years. Crude oil’s reversal also hurt performance as it rose to $61.79 a barrel, its highest closing price this year on speculation that U.S. fuel inventories declined because refineries were down for repairs and also as a result of the increasing tension with Iran. The quarter ended as natural gas dropped to its lowest price in two months as forecasts for milder weather signaled reduced consumption of the heating fuel.  However, when forecasters predicted a shift in the weather pattern that would deliver colder-than-normal air to the eastern United States, the sector experienced losses as natural gas suffered a trend reversal as prices rose to a one-month high.  While gains were achieved in crude oil as it continued its weakening trend they were limited as crude oil spiked higher and traded near a six-month high after Iran seized 15 British Naval personnel in the Persian Gulf on March 23, 2007.

The stock indices posted losses for the Partnership. The beginning of the quarter was negative as losses in the NASDAQ E-mini offset the gains of the other components in the sector. Although U.S. stocks completed their longest stretch of monthly gains in more than a decade, intra-month volatility hurt the sectors overall performance. On January 13, 2007, U.S. stocks rose the highest in more than three months. This was due to expectations that profits at technology companies, such as Apple Inc. and Microsoft Corp., would increase as new products would prompt consumers and businesses to spend more. The NASDAQ had a 2.8 percent increase, a level not seen since February 2001. However, stocks fell towards the end of the first quarter after profit reports from Intel Corp. and IBM caused concern that analysts’ forecasts for earnings at computer-related companies were too high. U.S. stocks had their biggest tumble since 2002 mid-quarter after a plunge in the Chinese equity market caused by concern that a government crackdown on investments with borrowed money will end a rally that drove benchmarks to records, sparked a global drop in equity prices and raised concerns that investors would unload equities after a four-year bull market. On February 27, 2007, Chinese stocks suffered their greatest loss in a decade, while the Dow Jones Stoxx 600 Index dropped 3% and the Dow Jones Industrial Average fell as much as 546 points intraday, the most since the first day of trading after September 11th, 2001. The Eurostoxx 50 was the sector’s worst performer while the Nikkei 225 offset some losses as the sector’s best performer. The quarter ended as the global sell-off that began on February 27, 2007 caused more than $2.4 trillion in share value to be lost over five days.

The metals sector posted losses for the Partnership. Precious metal prices reacted to fluctuations in the U.S. dollar at the beginning of the quarter as reversal in the U.S. dollar’s weakening trend reduced the appeal of gold as an alternative investment. Gold weakened, falling 3.1%  after the U.S. dollar rose to a six-week high as the United States announced higher-than-expected employment figures in December 2006 only to rise 3.9% as the U.S. dollar once again weakened and speculation increased that the precious metal’s decline was excessive. The London Metal Exchange limited the copper sector’s losses as copper prices fell 10% and 35% since reaching a record high of 8,724 metric tons since May 2006. Copper prices declined amid expectations that a housing slowdown in the United States, the world’s second-largest user of the metal, would continue to reduce demand this year. Base metals suffered strong reversals mid-quarter as copper, which had been weakening prior to February 2007 on reports of rising stockpiles signaled production was exceeding demand and rallied on speculation that China, its largest user, would accelerate its buying. Performance in gold and silver had limited losses as prices found further support as they climbed to nine-month highs as escalating tension over Iran’s nuclear research program increased and investors searched for safe-haven investments. However, as the quarter ended the drop in price in the equity markets sent precious metals lower, reversing their strengthening trend.  Although metals eventually began to rally the quarter ended down 0.5 percent.

The interest rate sector posted losses for the Partnership. The quarter began with stronger than expected growth and fears of increasing inflation led European ten-year bond yields to reach six-month highs and the U.K. two-year gilt yields to move toward five-year highs. U.K. long gilts slumped, which sent yields soaring after the Bank of England policy makers unexpectedly raised interest rates by a quarter point. Volatility in the ten-year Japanese Government bonds limited the sector’s performance after Kyodo News reported that the Bank of Japan was unlikely to raise interest rates at its meeting on January 18, 2007, and the Bank of Japan followed through with no change in rates. The global bond markets reversed their weakening trend mid-quarter as the sell-off in the global equity markets fueled demand for government debt.  The Japanese Government Benchmark ten-year bonds added to the Partnership’s negative performance as speculation grew that the Bank of Japan, which doubled interest rates, from .25 to .50, at its February 21, 2007 meeting would pause before raising borrowing costs any further. This prompted a move higher in the market and the rally was further supported after the Nikkei 225 stock average posted its biggest decline since June 2006.  Fixed-income markets, which had rallied mid-quarter continued to strengthen as uncertainty increased that the drop in equities and the rising defaults among the riskiest mortgages would slow consumer spending and the global economy. European government bonds posted their biggest back-to-back weekly decline in three months as European Central Bank President Jean-Claude Trichet reassured investors and stated that growth was “broader and sustained” and left “no time for complacency.”  The quarter ended as the U.S. ten-year Treasury note surrendered the remainder of the gains it had amassed after the equity sell-off that began on February 27, 2007 which had driven the yield to as low as 4.44%.

The currency sector posted losses for the Partnership. The quarter began with markets anticipating the economic data releases and central bank policy announcements in the hopes of gaining insight into the health of the world’s largest economies. On January 3, 2007, the U.S. dollar rose to its highest level in six months against the Euro on the news that the Institute for Supply Management Manufacturing Index came in at a higher than expected 51.4, signaling an expansion of the U.S. economy. The Japanese yen declined to 122.19 per U.S. dollar, the lowest in more than four years, due to speculation that there would be increased government pressure on policy makers not to raise borrowing costs. The U.S. dollar had its largest fall mid-quarter against the Japanese yen in more than two months after U.S. Treasury Secretary Henry Paulson said he would be watching the Japanese currency “very carefully”. The Japanese yen rallied against the U.S. dollar to its highest level in more than 19 months amid a correction in U.S. stocks as the investors avoided emerging market assets, triggering an unwinding of trades betting on a decline in the Japanese currency. The Japanese yen continued to advance against the U.S. dollar and gained against all 16 of the most-active currencies during the first week of March, as global stocks extended a slump. The British pound, the sector’s worst performer fell to its lowest level against the Japanese yen in more than four months, as in one month the British pound sterling/Japanese yen implied volatility soared to a record high of 11.75 due to concerns of rising risk. The quarter ended with slight gains produced by the Brazilian Real as the currency’s strengthening trend remained intact and reached a six-year high on speculation that the U.S. dollar flows from both financial investments and a trade surplus would remain strong.

April 1, 2007 to June 30, 2007

The Partnership posted a gain for the two months ended May 31, 2007.

The interest rate sector was the most profitable sector for the period. The sector was negative for April 2007 as uncertainty grew over the interest rate policy of the central banks of the world’s two largest economies. Both U.S. Treasuries and Japanese Government 10-year Bonds (JGBs), the sector’s worst performer, were trend-less in April 2007 as the markets’ interest rate expectations shifted with each economic release about the current health of the U.S. and Japanese economies. While uncertainty surrounded the state of these two economies, the strength of the German and British economies was clear. The German Benchmark ten-year bund led performance as stronger growth and increased fears of inflation sent yields to their highest level since August 2005. The sell-off in European fixed income limited losses within the sector as yields touched multi-year highs.  The sector had strong performance for May 2007 as global interest rates sustained their steady rise as economic growth continued in Europe and as the U.S. housing market began to stabilize. The German Benchmark ten-year bund led performance as consumer confidence in the euro region economy climbed to a six-year high. U.S. Treasuries also bolstered performance as the benchmark ten-year bond yield increased 26 basis points since April 30, 2007, its biggest monthly increase since March 2006.

The currency sector was also profitable for the period. In April, the Euro reached an all-time high against both the U.S. dollar and the Japanese yen, while the British pound reached a 25-year high against the U.S. dollar.  The U.S. dollar weakened as investors speculated that the U.S. Federal Reserve Board would cut borrowing costs to strengthen the U.S. economy; at the same time, expectations grew that the European Central Bank and the Bank of England would raise rates to tame inflation as their economies strengthened.  The U.S. dollar rebounded in May 2007 from an all time low against the Euro and rose one percent against the British pound. The U.S. dollar reversed as signs of economic strength reduced the likelihood of a cut in interest rates by the Federal Reserve. The U.S. dollar’s biggest monthly advance against the Euro in more than a year caused the Partnership to exit positions. A majority of the sector’s losses were offset by the U.S. dollar’s strengthening trend against the Japanese yen.

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

The metals sector also posted losses for the period. Performance was positive for April as LME copper strengthened, trading as high as $8,100 per ton on April 17, 2007, the highest it has been in more than seven months. Supply disruptions and demand from China, the world’s largest user, drove prices higher during the month. Gold also added to performance as the precious metal reached an 11 month high when demand for a hedge against the weakness in the U.S. dollar increased.  The sector’s performance was negative in May 2007, as a reversal in precious metals hurt performance as the Partnership exited positions. Gold fell to a two-month low in May 2007 and was down 2.5 percent for the month, as a gain in the value of the U.S. dollar reduced demand for the precious metal as an alternative investment. Silver (which has wider industrial applications than gold) dropped 0.7 percent in May 2007. Despite the drop, gold has gained 4.5 percent for the year, while silver has risen 4.1 percent.

The energy sector was the least profitable for the month as weather and geopolitical events once again were the driving force behind price movements. Natural gas, the sector’s worst performer, fluctuated throughout the period as weather drove demand. Crude oil also hurt performance as prices fell to $61.34 a barrel on April 19, 2007 before reversing to $66.70 a barrel on April 27, 2007. This reversal occurred when Saudi Arabian authorities announced the arrest of more than 170 suspected terrorists, who were reportedly plotting to attack the country’s oil facilities. U.S. oil futures traded between $60 and $67 during the period as ample domestic stockpiles tempered the impact of supply shutdowns in Alaska and Nigeria.

Effective June 1, 2007, the Partnership became multi-manager fund of funds with equal weighting to the FuturesAccess managed accounts of Aspect, Chesapeake, Transtrend, and Winton. The Partnership returned an estimated +2.1% for the month of June 2007.

During the month of June 2007 the most profitable trading across all managers came from the fixed income and currency sectors.  Bonds sold off on strong data and inflation concerns and the managers’ trend following models were successful navigating the higher interest rate environment.  In currencies gains were achieved as higher yielding currencies (AUD, NZD, GBP, CAD) continued to appreciate at the expense of the “funding” currencies of Japan and Switzerland.  Equity markets ended the month lower although only small losses in this sector were realized as risk management systems reduced exposure to this sector.  Commodities were mixed on the month with gains generally coming from long positions in grains, agriculturals and short positions in natural gas.  Metals trading produced net negative returns.

Trend Following Futures Fund L.P. Performance Summary June – December 2007

The following performance summaries are summaries of the Portfolio Funds’ performance for the period.

The third quarter began with extreme market reversals. Practically all markets which were trending upward retraced as investors ran for the exit in an attempt to reduce risk. Credit worries and a softening housing market finally caught up to the equity markets and led to a big rally in global bonds. The Japanese yen, which has been persistently weak for years, suddenly rallied against all of its higher yielding counterparts. As a result of the reversals, losses were posted to the Partnership. Long term market trends continued to unwind mid-quarter as the long positions in the foreign exchange carry trades, long international equities, long energy and long metals due to a spike in risk aversion on August 16, 2007 caused significant losses in each of these trades posting losses for the Partnership. The third quarter ended with a very strong performance after a turbulent summer. Strong trends re-emerged in commodities in particular, as wheat gained 21%, and crude oil rose 11% due to supply factors. In addition, precious metals rallied, with gold up by 10% and silver up by 13% due to the U.S. dollar weakening which caused demand for precious metals as a store of value. The U.S Federal Reserve’s 50 basis points mid-month rate cut also helped to invigorate investor risk appetite, helping foreign exchange carry trades and boosting global equity markets.

The fourth quarter began with positive results for the Partnership. Trends were strongest in currencies and commodities. October 2007 saw a continuation of U.S. dollar weakness due to housing and credit concerns, as well as the U.S. Federal Reserve interest rate cuts. Commodity based currencies such as the Canadian dollar and the Australian dollar surged, while low yielding currencies such as the Japanese yen weakened. In commodities, supply worries pushed crude oil up 17% past $95.00 a barrel, while gold also surged as the U.S. dollar weakness caused investors to flock to precious metals as a store of value. Stocks were also broadly positive, with the Hang Seng Index leading the major markets, gaining over 15% on reports that the Hong Kong market would open to mainland Chinese investors. Most Partnership managers had a moderately negative month in November 2007, which saw a swing back towards global risk aversion.

Trends were particularly strong in commodities, with rallies in grains, oil and gold, as well as continued declines in base metals. Financial futures were more difficult to trade due to choppy conditions at the end of the year.

2006

Total Trading Profit (Loss)
Metals	$41,738,896
Interest Rates and Stock Indices	(6,837,362)
Agricultural Commodities	(11,014,707)
Energy	(23,966,341)
Currencies	(146,361,350)
$(146,440,864)

The Partnership’s performance was an overall loss in 2006 with metals and stock indices posting gains and agriculture, interest rates, energy and currencies posting losses.

The metals sector was the most profitable for the Partnership. At the beginning of the year, gold surged to a 25 year high and silver climbed to its highest level since March 1984. This trend continued through the second quarter with silver climbing 51%. Factors contributing to the rise in silver include the escalating dispute with Iran combined with a falling U. S. dollar which helped to push the precious metal higher as investors look for a safe-haven given the global geopolitical uncertainty. Both base and precious metals began to retreat from highs set in the middle of the quarter. Gold fell to a three month low after reaching a 26-year high in May 2006. The sharp sell-off was caused by the combination of a stronger U.S. dollar, as investors bought dollars as an alternative to gold, and speculation that the Federal Reserve could hike interest rates as much as 50 basis points. Silver’s rally was due to increased demand throughout the world and expectations of continued economic expansion of developing nations. Base and precious metals suffered as commodities as an asset class had their biggest quarterly decline in at least 50 years. During the third quarter, gold and silver prices continued to fall as lower energy prices and a stronger U.S. dollar eroded the appeal of the precious metals as an alternative to U.S. stocks and bonds. Although weakness in precious metals hurt performance, the Partnership was able to profit from falling base metal prices. New York copper futures fell 10 percent in December 2006 as inventories of the metal used in wires and pipes grew, a sign of weakening demand. London Metals Exchange copper for March 2006 delivery touched $6,250 a metric ton, the lowest since April 20, 2006. Nevertheless, copper’s gain for the year in London was 44 percent and 41 percent in New York.

Stock indices also posted profits for the Partnership. European stock indices had their best January 2006 rally in eight years as energy stocks along with miners and steelmakers gained on expectations earnings would benefit from higher commodity prices. The middle of the first quarter was volatile for the stock indices sector as the Asian stock indices posted their first monthly decline since October 2005, however the decline reversed  at the end of the quarter as Asian stocks approached a 16-year high partly due to surging demand for metals and oil.  The interest rate rise, along with China asking the nation’s banks to restrict lending to prevent the economy from overheating, sent shares of mining companies and commodity producers lower on speculation that increased borrowing costs could curb demand for raw materials in China’s economy. Global equity markets began to fall mid year after the U.S. Federal Reserve met and an additional rate hike was still a possibility in June 2006. The losses continued through the end of the second quarter due to mounting speculation that actions of the U.S. Federal Reserve would hurt economic growth and 16 central banks raised interest rates to contain inflation. However, as it became evident that the U.S. Federal Reserve was actually closer to ending its rate hiking cycle world equity markets rallied. The third quarter began with a substantial portion of world equity markets trend-less as investors continued to speculate over the U.S. Federal Reserve’s next move. Global equities reversed the recent losing trend and rallied partly due to decreased concerns about inflation. U.S. Federal Reserve policy makers signaled that the economy may have cooled enough to preclude further interest rate increases for the remainder of the year. European stocks rallied at the end of the quarter to a five-year high. The fourth quarter began with the All Ordinary index rising to a record. Also advancing were the U.S. benchmark indices, as earlier optimism that United States households would sustain economic growth pushed the Dow industrials to a record high during October 2006 and sent the S&P 500 to its highest level since November 2000. Three United States benchmarks had their biggest monthly gain since November 2005, with the Dow gaining 3.4 percent, the S&P 500 climbing 3.2 percent, and the NASDAQ advancing 4.8 percent. The year ended as Japanese stocks completed their longest yearly winning streak since 1989.  The Japanese yen reached an all-time low of 156.73 against the Euro helping to advance Japanese equities (a weaker Japanese yen boosts the value of euro-denominated sales when converted back into local currency).

The agriculture sector posted losses for the Partnership. The year began with record highs as a result of the surging cost of crude oil which increased the demand for ethanol, a sugar cane by-product. Brazil, the biggest producer and exporter of sugar, has been converting more of its sugar cane crop to ethanol in connection with record gasoline prices. New York coffee rose to seven month highs as worldwide demand outpaced supply. New York coffee and New York sugar hindered returns in the middle of the first quarter while trading in Chicago Board of Traders (“CBOT”) wheat limited losses. The first quarter ended with sugar prices in London rising to their highest levels since 1989 on speculation that a jump in the cost of oil will force Brazil to direct more of its output towards producing ethanol. Mid-year, cotton fell to its lowest close since December 2, 2005. The gains in cotton were not enough, however, to offset the losses in the rest of the sector as choppy price action dominated the sector’s performance. Sugar, whose demand has increased on its ability to be made into ethanol, fell as energy prices dropped mid-year. Weather conditions had severe affects on various crops in the U.S. and around the world. CBOT wheat fell to a five-week low in the middle of June, after warm dry weather in the central U.S. helped farmers speed up the harvest. At the beginning of the third quarter, New York and London sugar under performed on speculation that global demand will slow. Corn and soybeans also hurt performance as price volatility caused by fluctuating weather conditions in the U.S. Midwest threatened crop yields. Also contributing to corn price volatility was a report issued by the U.S. Department of Agriculture that indicated approximately 59% of the corn crop was in good condition, which was the lowest percentage of the year. Losses in wheat third quarter were offset by gains in sugar. World sugar production in 2006 was higher than previously forecasted easing a third straight annual shortfall as favorable weather in India helped the harvest. The third quarter ended with sugar prices plunging on speculation that demand would fall as lower energy costs discouraged the use of sugar as an alternative fuel source eroding the value of ethanol. At the beginning of the fourth quarter, corn, the biggest U.S. crop, reached a two year high. Wheat prices fell 13 percent since reaching $5.57, a ten year high, on October 17, 2006. Wheat prices fell on speculation that U.S. farmers may increase the acreage planted with the grain this year.  The sector’s worst performer was London sugar. Sugar fell as supplies are set to grow 3.9 percent faster than expected demand in 2007 which may leave unsold stockpiles at approximately 49 percent of global consumption by the end of September 2007, the highest percentage in ten years. Toward the end of 2006, corn and soybean futures in Chicago rose on signs that export demand for the two biggest U.S. crops remained strong even after price rallies. Farmers in Brazil, growers of Robusta and  Arabica beans traded in New York, held back supplies because drought conditions may reduce the 2007 crop. 2006 ended with soybean prices falling on prospects that rains may have improved South American crops.  Despite the fall, soybeans rose to a 17-month high on December 29, 2006 in Chicago on speculation that rising corn prices will cut plantings of the oilseed.  Corn is more appealing than soybeans for U.S. farmers because of record demand for ethanol, a fuel being added to gasoline to meet federal mandates for renewable energy.

The interest rate sector posted losses for the Partnership. The year began with fixed income markets in the U.S., Europe and Japan selling off over fears of their respective central banks raising interest rates. The sector benefited from Japanese Government bonds, which was a price decline. Eurodollar posted gains which were offset by losses in U.S. 30 year bonds, German bunds and bobl. During the first quarter, the U.S. Federal Reserve and the European Central Bank raised their respective interest rates 25 basis points. A catalyst for the sell-off was growing speculation in the markets that both central banks would be forced to continue to raise rates after confidence reports released in both Europe (IFO) and the U.S. (consumer confidence) on March 28, 2006 were stronger than expected.  Mid-year European, Japanese and U.S. fixed income markets sold off which significantly added to the Partnership’s performance. The Japanese ten year bond (“JGB’s”) added to the sector’s performance as it fell for a fifth month, the longest since 1990, on concerns that the Bank of Japan will raise interest rates this year. Yields on U.S. ten year Treasuries rose for a fifth straight month mid-year, the longest stretch since 1999.  During the third quarter, the U.S. benchmark ten year along with the U.S. ten year Treasury bond were the worst performers in the sector as the slowing U.S. economy spurred speculation that the U.S. Federal Reserve will stop raising interest rates. The Bank of Japan raised the rate between lenders 25 basis points on July 14, 2006 ending a five-year policy of keeping borrowing costs near zero percent.  Japanese government bonds, German bunds, and the U.S. benchmark ten year Treasury bond rallied. Investors drove yields lower as a smaller than expected increase in consumer prices, as well as a sharp drop in industrial production, caused speculation that the Bank of Japan would keep interest rates at their current level for the remainder of the year. U.S. bonds were supported by the U.S. Federal Reserve’s decision to benchmark

U.S. interest rate at 5.25 percent, ending a record two-year run of 17 straight rate increases. The U.S. ten year yield touched a seven month low of 4.53 percent on September 25, 2006, down from 5.14 percent on June 30, 2006 as expectations that the U.S. Federal Reserve would raise interest rates further gave way to the view that it may lower them in the near future.  During the beginning of the fourth quarter, U.S., European, and Japanese debt markets suffered reversals over speculation surrounding potential global interest rate moves. Japanese ten year bonds and German ten year government bonds (“Bunds”) were the worst performing components in the sector on expectations that the European Central Bank (“ECB”) and Bank of Japan (“BOJ”) would have to keep raising interest rates to help contain inflation.  Later in the fourth quarter, U.S. Treasuries rose, pushing the benchmark ten-year note yields to 4.46 percent, the lowest since January. U.S. Treasuries gained after the NAPM-Chicago business barometer declined to 49.9 from 53.5 in October 2006, (a reading below 50 signals a contraction). The U.S. Federal Reserve’s last series of interest rate cuts in 2001 began five months after the business barometer dropped below 50. The year ended as German and U.S. government bonds fell, experiencing reversing trends while JGB’s oscillated due to market speculation on whether the BOJ would raise interest rates. On December 8, 2006, JGB’s posted their biggest weekly decline in four months as investors increased their positions based on the belief that the BOJ would raise rates at its December 2006 meeting. German government bonds fell on speculation the ECB will keep lifting rates into next year. Benchmark U.S. two-year notes had their longest losing run in more than 15 years in December 2006, driving yields to their highest in more than four years. U.S. Treasuries also fell, enduring their first December 2006 loss in five years.

The energy sector posted losses for the Partnership. At the beginning of the year volatility within the energy sector increased as oil and natural gas were being used as “geopolitical weapons” by Iran, Russia, Venezuela and militants in Bolivia. Natural gas fell 17 percent around the beginning of the year as mild weather in several of  the largest U.S. consuming regions cut demand which limited the need for utilities to pull from reserves . The market continued to be apprehensive in connection with geopolitical conflicts in the middle East and Nigeria. Mid-year concerns that the U.N. Security Council will impose sanctions that could lead Iran, the fourth-largest oil producer, to cut shipments drove crude oil for June 2006 delivery to a new high of $75.35 a barrel. Increased geopolitical uncertainty drove all petroleum based products higher. While the sector benefited from increased instability in the world, mild weather in the U.S. hindered performance as natural gas has fallen 20 percent and approached a nine month low as demand slowed. Crude oil spiked on July 14, 2006 to a record high on concern that the fighting in Lebanon might spread to other parts of the Middle East, which is the source of approximately a third of the world’s oil. Crude oil plunged 25 percent in October 2006, since reaching a record high on July 14, 2006. Energy prices continued their downward trend as warm weather in the northern U.S. reduced fuel demand. Also contributing to the downward price movement were signs that OPEC would not cut production as much as previously pledged.  Crude oil fell to a 17-month low. The year ended with the population centers of the Midwest and Northeast, where demand for gas is highest, experiencing weather as much as 25 percent warmer than normal.  Forecasters said an El Nino weather pattern, which typically brings above-average winter temperature, is affecting much of the U.S. crude oil for February 2007 delivery touched $59.99, the lowest since November 27, 2006, while heating oil for January 2007 delivery touched $1.5995, the lowest since October 31, 2006.

The currencies sector posted the greatest losses for the Partnership. At the beginning of the year foreign exchange sector suffered losses as the U.S. dollar posted its biggest monthly decline against the euro since November 2004. This was significantly due to the market’s anticipation of the U.S. Federal Reserve’s removal of “measured pace” from its statement after its meeting on January 31, 2006. The euro also benefited as the market waited for whether the European Central Bank’s meeting on February 2, 2006 would raise borrowing costs as Europe’s economy strengthened.  During the second quarter, stronger than expected core Consumer Price (“CPI”) coupled with statements from U.S. Federal Reserve Chairman Bernanke calling recent increases in inflation measures an “unwelcome development”, led investors to speculate that the U.S. Federal Reserve might raise rates 50 basis points rather than the previously expected 25. The increased rate speculation helped the U.S. dollar reach an eight-week high of 1,2479 against the euro. On June 29, 2006, the U.S. Federal Reserve raised rates 25 basis points and suggested it may be nearing the end of its 2-year cycle of rate increases as the statement announcing their decision indicated that slowing economic growth “should help to limit inflation pressures”. As a result, the U.S. dollar reversed once again and weakened during the last two days of the month.  During the third quarter, fighting broke out between Israel and Hezbollah causing a sharp reversal in the weakening U.S. dollar trend. The U.S. dollar rallied as fighting in the Middle East escalated sending the currency higher against the Japanese yen and euro. Unfortunately, most of the gains disappeared as investors focused on interest rates after U.S. Federal Reserve Chairman Bernanke stated that “moderation” in the economy was under way. On October 13, 2006 the dollar rose to its highest level against the Japanese yen this year and the strongest level versus the euro since July 2006, after a government report showed U.S. retail sales excluding gasoline increased in September 2006. On October 31, 2006, however, the U.S. dollar had given up most of its gains from earlier in the month and dropped to its lowest level in five weeks against the euro and Japanese yen after a survey of purchasing managers showed business declined and a report revealed U.S consumer confidence unexpectedly fell for the month.  The data provided evidence of a slowdown in the world’s largest economy, increasing speculation that the U.S. Federal Reserve may cut borrowing costs early in 2007 reducing the appeal of dollar-denominated assets. Near the end of the year the U.S. dollar tumbled to a 20-month low against the euro and approached a three-month low versus the Japanese yen. The year ended as higher European interest rates helped the euro reach a record high against the Japanese yen on December 29, 2006 and caused the Japanese yen to fall to its lowest level since 1998 versus the British pound.

2005

Total Trading Profit (Loss)
Metals	$(4,219,696)
Agricultural Commodities	(6,807,238)
Energy	(39,814,815)
Interest Rates and Stock Indices	(42,415,774)
Currencies	(169,671,873)
$(262,929,396)

The Partnership posted losses in all sectors.

Trading in the metals sectors was the least unprofitable for the Partnership. At the beginning of the year, the loss in metals was primarily due to the weakness in both gold and aluminum. Gold which recently had a strong inverse relationship with the U.S. dollar came under pressure as the U.S. dollar strengthened. Aluminum sustained losses as supply increases in Shanghai (among other factors) put pressure on the market.   A decrease in the Institute for Supply Management Non-Manufacturing Business Activity Index in the beginning of the second quarter initially caused base metal prices to fall, while precious metals continued to appreciate. Gold prices rose in the middle of the second quarter as crude oil surged, and then dipped with the strengthening of the U.S. economy. Gold prices continued to fall early in the third quarter as the U.S. dollar strengthened, reducing the metal’s appeal as an alternative investment. The cumulative effects of severe price action in the currencies and fixed income markets along with the market impact of Hurricane Katrina led gold to under perform. However, gold futures for December delivery closed at $475.80 on September 29, 2005, the highest since January 1988.  November 29, 2005, was also a record day as gold reached $506.70, the highest price for a most-active contract since December 1987.  Even though the metals sector had gains at the end of the year , that was not enough to offset the combined losses in other sectors.

The agricultural sector proved to be the second least unprofitable for the Partnership.  Early in the year there was forecasted a drought season in Brazil which positively effected soy bean prices near term. Through the middle part of the year, there was no discernable trend in agricultural commodities due to the fact of the increased volatility in the market. Coffee returns rose after flooding caused by Hurricane Katrina placed bean inventories at risk in New Orleans, the second largest coffee port in the U.S. Sugar was an important commodity in the last quarter with the European Union intentionally limiting the supply of white sugar in London and rising Brazilian demand for ethanol made from cane. However, the European Union was forced to cut sugar prices 36% after the World Trade Organization ruled that the Euro nations were illegally subsidizing prices. The year ended with coffee trading being a very significant part of this sector due to the fact that on December 9, 2005 Brazil, the world’s largest coffee grower, announced its 2006-2007 crop would increase by 43.6 million bags which was less that what was expected.

The energy sector also posted losses for the Partnership. The bull market trend did continue through the beginning of the year as commodity prices surged to a 24-year high due to signs of growing global demand for energy-related goods. However, as it appeared that global demand for oil would peak to a record 86.4 million barrels a day in the 4th quarter, an Energy Department report informed investors of an unexpected surge in supplies because of increased productivity in refineries.  Natural gas prices retreated from record highs set in September 2005, which resulted when Hurricanes Katrina and Rita struck the Gulf Coast. The year ended with a dramatic fall in prices as a result of private and government forecasters calling for warmer than normal temperature across the country for the beginning of January 2005. Predictions stated that demand in the Midwest, where natural gas is the major heating fuel, will be 20 percent lower than normal on average and in the Northeast, where 80 percent of the nation’s  heating oil is used, will be 13 percent lower than normal on average. Crude oil’s surge at the end of December 2005 also hindered performance as the pricing dispute between Russia and the Ukraine disrupted shipments of natural gas to Europe and raised concerns that Russia is not a reliable energy supplier.

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

Variables Affecting Performance

The principal variables that determine the net performance of the Partnership and the Portfolio Funds are gross profitability from the Partnership’s and the Portfolio Funds’ trading activities and interest income.

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

Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Partnership and the Portfolio Funds are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have virtually no impact on the Partnership.

Liquidity; Capital Resources

The Partnership and the Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s and the Portfolio Funds’ U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Inflation by itself does not affect profitability, but it can cause price movements that do so.

The Partnership’s and the Portfolio Funds’ assets and open positions are generally highly liquid.

The Partnership and the Portfolio Funds changes its positions and market focus frequently.  Consequently, the fact that the Partnership and the Portfolio Funds realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Partnership and the Portfolio Funds will do so in the future.

(The Partnership has no off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Introduction

The Portfolio Funds are a speculative commodity pools.  The market sensitive instruments held  by   the Portfolio Funds’ are acquired for speculative trading purposes and all or substantially all of the Portfolio Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Portfolio Funds’ main line of business.

Market movements result in frequent changes in the fair market value of the Portfolio Funds’ open positions and, consequently, in its earnings and cash flow.  The Portfolio Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Funds’ open positions and the liquidity of the markets in which it trades.

The Portfolio Funds’ rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership and the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s  and the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Portfolio Funds’ attempts to manage its market risk.

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

The Partnership’s risk exposure in the various market sectors traded by JWH® and the Portfolio Funds are quantified below in terms of Value at Risk.  Due to the Portfolio Funds’ mark-to-market accounting, any loss in the fair value of the Portfolio Funds’ is directly reflected in the Portfolio Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of their Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2007 and 2006.  For the five month period ended May 31, 2007, the Partnership’s average capitalization was approximately $617,644,302. During the fiscal year 2006, the Partnership’s average capitalization was approximately $1,050,574,066.

Aspect CLASS D-TF

December 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization (1)	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$228,135	0.31%	$942,487	$15,036
Currencies	660,464	0.91%	2,457,903	24,105
Energy	419,548	0.58%	1,968,051	4,557
Interest Rates	6,448,517	8.85%	12,118,929	3,834,811
Metals	187,289	0.26%	927,015	6,689
Stock Indices	350,534	0.48%	683,060	32,951

TOTAL	$8,294,487	11.39%	$19,097,445	$3,918,149

(1) The average capitalization of Aspect class D-TF is $72,858,525

 Chesapeake Class D-TF

December 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization (2)	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$430,468	0.61%	$695,518	$27,294
Energy	292,057	0.42%	617,653	2,390
Interest Rates	9,754,785	13.93%	18,855,135	1,705,678
Metals	154,313	0.22%	410,521	43,095
Stock Futures	293,848	0.42%	529,148	51,051
Stock Indices	367,354	0.52%	969,993	—
Currencies	811,503	1.16%	1,431,721	58,523

TOTAL	$12,104,328	17.28%	$23,509,689	$1,888,031

(2) The average capitalization of Chesapeake Class D-TF is $70,017,725.

Transtrend CLASS D-TF

December 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization (3)	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$692,994	0.98%	$1,968,726	$2,084
Energy	1,177,540	1.66%	4,825,604	5,223
Interest Rates	5,176,012	7.32%	12,735,683	1,585,621
Metals	551,895	0.78%	1,347,754	5,395
Stock Indices	1,492,304	2.11%	3,404,913	76,559
Currencies	1,891,323	2.67%	6,594,136	83,757

TOTAL	$10,982,068	15.52%	$30,876,816	$1,758,639

(3) The average capitalization of Transtrend Class D-TF is $70,734,292.

Winton CLASS D-TF

December 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization (4)	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$113,820	0.15%	$276,888	$5,171
Currencies	524,533	0.71%	1,070,750	44,655
Energy	75,132	0.10%	205,716	8,725
Interest Rates	5,235,693	7.05%	8,986,186	3,028,832
Metals	89,019	0.12%	177,232	34,624
Stock Indices	370,567	0.50%	653,724	86,576

TOTAL	$6,408,764	8.63%	$11,370,496	$3,208,583

(4) The average capitalization of Winton Class D-TF is $74,275,739.

ML JWH Strategic Allocation Fund L.P.

 May 31, 2007

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$846,301	0.14%	$2,805,345	$—
Currencies	9,769,334	1.64%	17,688,603	14,804
Energy	1,595,481	0.27%	2,699,064	—
Interest Rates	27,474,079	4.61%	73,672,809	—
Metals	2,203,184	0.37%	6,999,047	—
Stock Indices	2,444,700	0.41%	5,459,142	—

TOTAL	$44,333,079	7.44%	$109,324,010	$14,804

ML JWH Strategic Allocation Fund L.P.

December 31, 2006

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Interest Rates	$86,057,447	8.19%	$143,544,330	$9,595,799
Currencies	42,127,000	4.01%	110,188,145	6,095,675
Stock Indices	6,418,343	0.61%	16,139,891	1,859,211
Metals	3,059,157	0.29%	9,249,917	742,261
Agricultural Commodities	1,945,839	0.19%	4,518,867	191,779
Energy	2,817,055	0.27%	8,262,234	316,632

TOTAL	$142,424,841	13.56%	$291,903,384	$18,801,357

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership and the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership and the Portfolio Funds.  The magnitude of the Partnership’s and the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and the Portfolio Funds to incur severe losses over a short period of time.  Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership’s and the Portfolio Funds’ trading.  The foregoing Value at Risk table — as well as the past performance of the Partnership and the Portfolio Funds — give no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are generally immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90-95% of its assets which are held in cash at MLPF&S.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.  This cash flow risk is generally immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures through the Portfolio Funds after the change in structure— except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the trading advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Partnership and for the trading conducted through  Portfolio Funds to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure; MLAI may urge the Portfolio Funds to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that the Portfolio Funds has begun to deviate from past practice and trading policies or to be trading erratically, MLAI basic risk control procedures consist simply of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Portfolio Funds.

Risk Management

Portfolio Funds attempt to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Portfolio Funds double check the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Portfolio Funds seek to control overall risk as well as the risk of any one position, and Portfolio Funds trade only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Portfolio Funds factor the point of exit into the decision to enter (stop loss).  The size of Portfolio Fund’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the Portfolio Funds investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and Portfolio Funds may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

Portfolio Funds may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Portfolio Funds at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of Portfolio Fund’s investment strategy.  At its discretion, Portfolio Funds may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Partnership and the Portfolio Funds control the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week and more frequently if a particular foreign currency balance becomes unusually high.

The Partnership and the Portfolio Funds have cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

Item 8:          Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2007

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2007	2007	2007	2007	2006	2006	2006	2006
Total Income (Loss)	$30,759,559	$(17,264,505)	$29,143,149	$(77,996,427)	$(60,502,970)	$22,995,154	$12,921,825	$(69,993,662)
Total Expenses (i)	4,288,906	4,246,211	7,086,767	10,694,326	14,189,224	15,914,098	18,302,296	17,760,354
Net Income (Loss)	$26,470,653	$(21,510,716)	$22,056,382	$(88,690,753)	$(74,692,194)	$7,081,056	$(5,380,471)	$(87,754,016)

Net Income (Loss) per weighted average Unit	$10.56	$(7.63)	$6.73	$(20.71)	$(14.76)	$1.28	$(0.89)	$(14.48)

(i) Includes Minority Interest through May 31, 2007.

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2007, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during year ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                                          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                                          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                                          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2007, the Fund’s internal control over financial report was effective.

Item 9B:   Other Information

Not Applicable

PART III

Item 10: Directors, Executive Officers  and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

ThePartnership has no officers or directors and is managed by MLAI.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer, President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of the Manager, is registered with NFA as a principal of the Manager and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of the Manager and General Counsel, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public Accountant, and

received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

As of December 31, 2007, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $6,943,734.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Select Futures I L.P.,  ML APM Global Commodity FuturesAccess LLC, ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC, ML Chesapeake FuturesAccess LLC, ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FutresAccess LLC and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable.  (Neither the Partnership nor MLAI has an audit committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.) There are no listed shares of the Partnership or MLAI.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Item 11:  Executive Compensation

The officers of MLAI are remunerated by  in their respective positions.  The Partnership does not   have any officers, directors or employees.  The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from holding certain of the Partnership’s U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Title of class Percent of class	Name of beneficial owner	Amount and nature of beneficial ownership

Units of Limited Liability Company Interest 6.08%	ML Trend-Following Futures Fund Ltd.	142,777 Units

(b)                                 Security Ownership of Management:

As of December 31, 2007, MLAI owned 42,282 Unit-equivalent general partnership interests, which was 1.88% of the total Units outstanding.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions

(a)                                  Transactions between Merrill Lynch and the Partnership

All of the service providers to the Partnership are affiliates of Merrill Lynch.   However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm’s-length bargaining.

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

In 2007, the Partnership expensed:  (i) Brokerage Commissions of $15,400,942 to the Commodity Broker, which included $5,339,810 in Consulting Fees paid by the Commodity Broker to JWH®; and (ii) Administrative Fees of $711,273 to MLAI.  In addition, MLAI and its affiliates derived certain economic benefit from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the years ended December 31, 2007 and 2006 were $85,000 and $74,857.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2007 and 2006 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships’ tax returns for the years ended December 31, 2007 and 2006 were $106,000 and $153,000.

(d)                                 All Other Fees

No fees were paid to Deloitte and Touche LLP or Deloitte Tax LLP during the years ended December 31, 2007 and 2006 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

		Page
1.	Financial Statements:

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2007 and 2006	2

	Statements of Operations for the years ended December 31, 2007, 2006 and 2005	3

	Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005	4

	Financial Data Highlights for the years ended December 31, 2007, 2006 and 2005	5

	Notes to Financial Statements	6-12

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

3.01(i)	Certificate of Limited Partnership of the Registrant.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement.

10.01	Form of Joint Venture Agreement among the Registrant, MLAI, MLPF&S and JWH®.

Exhibit 10.01:	Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

10.02	Form of Customer Agreement between the Registrant’s joint venture with JWH® and MLPF&S.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, MLAI, MLPF&S and the Partnership.

Exhibit 10.03:	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement.

10.04	Joint Venture Agreement Amendment among JWH® and the Partnership.

Exhibit 10.04:	Is incorporated herein by reference from Exhibit 10.04 contained in the Registrant’s Form 10-K for the fiscal year ended December 31, 2001, filed on March 30, 2002.

10.05	Form of Subscription Agreement and Power of Attorney (included as Exhibit C to the Prospectus).

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement.

10.06	Form of Investment Advisory Contract among the Registrant’s joint venture with JWH®, MLAI, and MLPF&S.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant’s Registration Statement.

10.07	Form of Custody Agreement among the Registrant’s joint venture with JWH® and MLPF&S.

Exhibit 10.07:	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s Registration Statement.

10.08	Form of Limited Liability Company Operating Agreement.

Exhibit 10.08:	Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant’s Form 10-K, for the fiscal year ended December 31, 1997, filed March 30, 1998.

10.09	Form of Amendatory Agreement.

Exhibit 10.09:	Is incorporated herein by reference from Exhibit 10.09 contained in the Registrant’s Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated March 31, 2007.

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

ML TREND-FOLLOWING FUTURES FUND L.P.

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC MANAGER

By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manger	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TREND-FOLLOWING FUTURES FUND L.P.

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02	Section 1350 Certifications