Form 10-Q
period 2008-03-31
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2008-05-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS:
Cash	$286,207	$225,042
Investments in Portfolio Funds (cost $318,202,837 for 2008 and $347,355,241 for 2007)	375,870,810	369,982,077
Due from Portfolio Funds	10,679,551	17,014,386
Accrued interest	59,180	59,180
Subscriptions receivable	10,607	—

TOTAL ASSETS	$386,906,355	$387,280,685

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Management fee payable	$1,287,861	$—
Wrap fee payable	—	1,290,255
Redemptions payable	6,470,672	15,662,095
Other	552,804	209,053

Total liabilities	8,311,337	17,161,403

PARTNERS’ CAPITAL:
General Partner (42,282 and 42,282 Units)	7,636,888	6,943,734
Limited Partners (2,059,839 and 2,211,461 Units)	370,958,130	363,175,548

Total partners’ capital	378,595,018	370,119,282

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$386,906,355	$387,280,685

NET ASSET VALUE PER UNIT
(Based on 2,102,121 and 2,253,743 H:H Units outstanding and unlimited Units authorized)	$180.10	$164.22

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2008	2007

TRADING PROFIT (LOSS):

Realized	$4,666,960	$(75,622,348)
Change in unrealized	35,041,137	(11,599,425)

Total trading profit (loss)	39,708,097	(87,221,773)

INVESTMENT INCOME:

Interest	2,345	9,225,346

EXPENSES:

Management fee	3,915,244	—
Brokerage commissions	—	10,185,362
Administrative and filing fees	—	505,342
Ongoing offering costs	—	25,000
Other expenses	343,750	—

Total expenses	4,258,994	10,715,704

NET INVESTMENT PROFIT (LOSS)	(4,256,649)	(1,490,358)

INCOME (LOSS) BEFORE MINORITY INTEREST	35,451,448	(88,712,131)

Minority interest in (income) loss	—	21,378

NET INCOME (LOSS)	$35,451,448	$(88,690,753)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	2,197,950	4,282,551

Net income (loss) per weighted average General Partner and Limited Partner Unit	$16.13	$(20.71)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2008 and 2007

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2006	4,511,816	$8,204,766	$784,098,296	$792,303,062

Subscriptions	43,373	—	7,449,030	7,449,030

Net income (loss)	—	(987,524)	(87,703,229)	(88,690,753)

Redemptions	(871,573)	(687,107)	(141,513,990)	(142,201,097)

PARTNERS’ CAPITAL, March 31, 2007	3,683,616	$6,530,135	$562,330,107	$568,860,242

PARTNERS’ CAPITAL, December 31, 2007	2,253,743	$6,943,734	$363,175,548	$370,119,282

Subscriptions	2,382	—	424,191	424,191

Net income (loss)	—	693,154	34,758,294	35,451,448

Redemptions	(154,004)	—	(27,399,903)	(27,399,903)

PARTNERS’ CAPITAL, March 31, 2008	2,102,121	$7,636,888	$370,958,130	$378,595,018

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of March 31, 2008 and the results of its operations for the three month period ended March 31, 2008 and 2007. However, the operating results for the interim periods may not be indicative of the results for the full year.

On April 20, 2007, MLAI issued an announcement regarding a restructuring of the Partnership, effective June 1, 2007.  As part of the restructuring the following occurred:

•      The Partnership changed its name to ML Trend-Following Futures Fund L.P.

•      The Partnership’s assets were reinvested in MLAI sponsored Portfolio Funds: ML Winton FuturesAccess LLC (“Winton”), ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”) and ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”). These Portfolio Funds employ a variety of systematic models with an emphasis on a style of investment commonly referred to as “diversified trend following” and the Partnership no longer utilizes the services of John W. Henry & Company, Inc. as the commodity trading advisor.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s and the Portfolio Funds’ Annual Reports on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. Certain prior period items have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.     INVESTMENTS IN PORTFOLIO FUNDS

MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

	Fair Value	Percentage of Partners’ Capital
ML Chesapeake FuturesAccess LLC	$91,738,066	24.23%
ML Transtrend DTP Enhanced FuturesAccess LLC	94,690,790	25.01%
ML Aspect FuturesAccess LLC	94,721,040	25.02%
ML Winton FuturesAccess LLC	94,720,914	25.02%

Total Investment in Portfolio Funds at fair value (cost $318,202,837)	$375,870,810	99.28%

3.     MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Partnership has certain risks, which cannot be presented on the financial statements. Additionally, the Partnership invests in the Portfolio Funds which have similar market risk as mentioned. The following summarizes some of those risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Portfolio Funds’ Statements of Financial Condition. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Portfolio Funds, in their normal course of business, enter into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as their commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Net unrealized profit (loss) on open contracts on the Portfolio Funds’ Statements of Financial Condition.

Concentration Risk

The Partnership’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Partnership’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Partnership.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Partnership’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable including the Partnership’s own assumptions in determining the fair value of investments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Investments in Portfolio Funds	$375,870,810	N/A	N/A	$375,870,810

The valuation of the Portfolio Funds’ investments by FAS 157 fair value hierarchy levels as of March 31, 2008 are Level I and Level II.

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Partnership is evaluating the implications of FAS 161 on its financial statements.

Item 2:                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.
2007	$173.44	$164.76	$154.43
2008	$168.36	$184.45	$180.10

Performance Summary

January 1, 2008 to March 31, 2008

The Partnership posted gains for the first quarter.

January was a positive month for the Partnership, despite dramatic declines in global stock indices, illustrating the Partnership’s low correlation with equities over a market cycle. The Portfolio Funds’ Managers had long positions in fixed income and precious metals, both of which benefited from fears of a U.S. recession, as well as sharp U.S. Federal Reserve rate cuts totaling 1.25% for the month. The continuing rally in grain markets was another source of profit for the Portfolio Funds. Losses came primarily from energy markets as oil prices weakened and natural gas rebounded.

February was a very strong month for the Partnership and it continues to be up year to date in 2008. As a point of comparison, the Newedge CTA Index returned 4.6% for the month and was up 6.3% for the year. The bulk of returns were earned in surging commodity markets. Grains and softs rallied strongly due to low inventories and positive forecasts of demand. Energy and metals climbed as these sectors are perceived as an inflation hedge. The other profitable trades included short currency positions against the U.S. dollar. The top performer within the vertical in February was Chesapeake, a long-term trend-follower, which gained 16.7%. The bottom performer was Transtrend, which gained 5.4%.

The Partnership finished March down -2.35%. In comparison, the Newedge CTA Index was down marginally -0.1% in March, and is up 6.3% year to date. Transtrend, the most diversified manager in the vertical, was the top performer in March, gaining 0.6%, while Chesapeake was the bottom performer, losing -6.6%. For the 1st quarter as a whole, Chesapeake was the top performer in the vertical, up 11.2%, while Transtrend had the smallest gains, rising 5.7%. The strong trends in commodity markets in February made a sharp reversal in March, hurting most funds in the vertical. After gaining 11.7% in February, the CRB Commodity Index fell -6.3% March. The grains and precious metals sectors recorded particularly large reversals. The Partnership was able to participate more in the upward move in February (when it gained 9.6%) than in the March reversal (when it lost -2.0%), thereby preserving its gains for the quarter. The Portfolio Funds’ Managers were able to limit the damage in March by reducing leverage. and scaling back positions in inverse proportion to rising volatility in commodity markets.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the first quarter 2008 and 2007. During the first quarter 2007, the Partnership’s average capitalization was $691,132,335.

Winton CLASS D-TF (1)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$369,671	0.39%	$527,766	$272,311
Currencies	1,105,180	1.17%	1,277,088	834,735
Energy	332,014	0.35%	455,913	171,594
Interest Rates	3,145,547	3.32%	3,512,981	2,474,661
Metals	238,090	0.25%	324,781	182,935
Stock Indices	129,412	0.14%	220,110	13,393

TOTAL	$5,319,914	5.62%	$6,318,639	$3,949,629

(1) Average capitalization of Winton Class D-TF is $94,625,551

Chesapeake Class D-TF (2)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$1,734,451	1.85%	$1,958,400	$1,407,312
Energy	1,010,039	1.08%	1,468,390	698,006
Interest Rates	4,830,842	5.15%	6,076,287	3,356,130
Metals	527,551	0.56%	819,290	234,108
Stock Futures	285,975	0.30%	343,874	256,024
Currencies	2,073,768	2.21%	2,813,145	1,210,314

TOTAL	$10,462,626	11.15%	$13,479,386	$7,161,894

(2) Average capitalization of Chesapeake Class D-TF is $93,888,653

Transtrend CLASS D-TF (3)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$241,755	0.26%	$353,589	$34,134
Energy	922,871	0.98%	1,559,622	10,883
Interest Rates	3,845,050	4.07%	4,987,006	1,941,516
Metals	253,969	0.27%	369,281	186,787
Currencies	1,566,522	1.66%	2,999,793	215,354
Stock Indices	322,550	0.34%	416,085	164,348

TOTAL	$7,152,717	7.58%	$10,685,376	$2,553,022

(3) Average capitalization of Transtrend Class D-TF is $94,400,868

Aspect CLASS D-TF (4)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$522,926	0.55%	$1,113,062	$146,850
Currencies	1,744,013	1.84%	3,115,683	900,856
Energy	788,937	0.83%	1,536,907	290,892
Interest Rates	4,342,010	4.59%	6,330,196	2,813,877
Metals	330,343	0.35%	705,826	48,230
Stock Indices	744,673	0.79%	1,317,015	260,899

TOTAL	$8,472,902	8.95%	$14,118,689	$4,461,604

(4) Average capitalization of Aspect Class D-TF is $94,625,582

March 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Interest Rates	$24,488,205	3.54%	$40,236,772	$16,609,271
Currencies	18,648,390	2.70%	41,611,185	4,105,557
Stock Indices	5,982,017	0.87%	14,311,887	764,235
Energy	3,952,621	0.57%	9,247,845	965,387
Metals	3,100,755	0.45%	5,072,344	550,447
Agricultural Commodities	1,484,344	0.21%	2,841,904	136,329

TOTAL	$57,656,332	8.34%	$113,321,937	$23,131,226

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Funds open positions’ creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Funds to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Portfolio Funds — gives no indication of this “risk of ruin.”

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

Item 4. Control and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Partnership as of and for the quarter which ended March 31, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the quarter which ended March 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal controls, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Partnership’s management is responsible for establishing and maintaining adequate internal controls over financial reporting.  The Partnership’s internal controls over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP include policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

•  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that  receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership and Board of Managers of MLAI LLC.

•   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Partnership’s assets that could have a material effect on the financial statements of the Partnership.

Because of its inherent limitations, internal controls over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal controls over financial reporting as March 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at March 31, 2008 the Partnership’s internal controls over financial reporting was effective.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A:    Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisors’ past performance may not be representative of how it may trade in the future for the Partnership.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisors can predict or control — have a material effect on the performance of any managed futures strategy.

Forward Trading

The Portfolio Funds will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with the Portfolio Funds, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisors have not agreed to limit the amount of additional equity which they may manage.

Trading Advisors Risk

The Portfolio Funds are subject to the risk of the bad judgment, negligence or misconduct of their trading advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisors may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing the Portfolio Funds’ trading advisors from acquiring positions otherwise indicated by their strategy or making it impossible for the trading advisors to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The trading advisors may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Portfolio Funds could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisors limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Portfolio Funds will be subject to a certain degree of exchange-rate risk in trading such contracts.

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

Item 2.                    Unregistered Sales of Securities and Use of Proceeds

(a)           Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S

During the first quarter of 2008 the fund issued Units as set forth in the following chart:

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	35,636	217	164.22
Feb-08	112,633	669	168.36
Mar-08	275,922	1,496	184.45
Apr-08	342,190	1,900	180.10

(1) Beginning of the month Net Asset Value

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

ML TREND-FOLLOWING FUTURES FUND L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)