Form 10-Q
period 2008-06-30
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2008-08-13
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)

(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.
(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS:
Cash	$727,926	$225,042
Investments in Portfolio Funds (cost $300,577,611 for 2008 and $347,355,241 for 2007)	383,197,980	369,982,077
Due from Portfolio Funds	8,408,505	17,014,386
Other	69,787	59,180

TOTAL ASSETS	$392,404,198	$387,280,685

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	1,305,546	1,290,255
Redemptions payable	7,108,263	15,662,095
Other	744,993	209,053

Total liabilities	9,158,802	17,161,403

PARTNERS’ CAPITAL:
General Partner (42,282 and 42,282 Units)	8,176,370	6,943,734
Limited Partners (1,947,278 and 2,211,461 Units)	375,069,026	363,175,548

Total partners’ capital	383,245,396	370,119,282

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$392,404,198	$387,280,685

NET ASSET VALUE PER UNIT
Based on 1,989,560 and 2,253,743 Units outstanding and unlimited Units authorized	$192.63	$164.22

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

TRADING PROFIT (LOSS):

Realized	$4,247,342	$9,679,789	8,914,302	$(65,942,559)
Change in unrealized	24,952,396	14,788,610	59,993,533	3,189,185

Total trading profit (loss)	29,199,738	24,468,399	68,907,835	(62,753,374)

INVESTMENT INCOME:

Interest	1,903	4,674,750	4,248	13,900,096

EXPENSES:

Wrap fee	3,816,647	1,599,426	7,731,891	1,599,426
Brokerage commissions	—	5,215,580	—	15,400,942
Administrative and filing fees	—	268,431		773,773
Ongoing offering costs	—	—	—	25,000
Other	—	—	343,750	—

Total expenses	3,816,647	7,083,437	8,075,641	17,799,141

NET INVESTMENT INCOME (LOSS)	(3,814,744)	(2,408,687)	(8,071,393)	(3,899,045)

INCOME (LOSS) BEFORE MINORITY INTEREST	25,384,994	22,059,712	60,836,442	(66,652,419)

Minority interest in (income) loss	—	(3,330)	—	18,048

NET INCOME (LOSS)	$25,384,994	$22,056,382	60,836,442	$(66,634,371)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	2,065,146	3,276,519	2,131,548	3,779,536

Net income (loss) per weighted average
General Partner and Limited Partner Unit	$12.29	$6.73	$28.54	$(17.63)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2008 and 2007

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, December 31, 2006	4,511,816	$8,204,766	$784,098,296	$792,303,062
Subscriptions	224,956	—	36,090,162	36,090,162
Net income (loss)	—	(704,866)	(65,929,505)	(66,634,371)
Redemptions	(1,839,658)	(687,107)	(294,538,653)	(295,225,760)

PARTNERS’ CAPITAL, June 30, 2007	2,897,114	$6,812,793	$459,720,300	$466,533,093
PARTNERS’ CAPITAL, December 31, 2007	2,253,743	$6,943,734	$363,175,548	$370,119,282
Subscriptions	8,882	—	1,590,071	1,590,071
Net income (loss)	—	1,232,636	59,603,806	60,836,442
Redemptions	(273,065)	—	(49,300,399)	(49,300,399)
PARTNERS’ CAPITAL,June 30, 2008	1,989,560	$8,176,370	$375,069,026	$383,245,396

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML TrendFollowing Futures Fund L.P. (the “Partnership”), formerly known as ML JWH Strategic Allocation Fund L.P. was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996. The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI”), the general partner of the Partnership, among four underlying FuturesAccess Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”) (See Note 2).

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

June 30, 2008

		Percentage of
	Fair Value	Partners’ Capital
ML Chesapeake FuturesAccess LLC	96,089,334	25.07%
ML Transtrend DTP Enhanced FuturesAccess LLC	94,862,848	24.75%
ML Aspect FuturesAccess LLC	96,122,900	25.08%
ML Winton FuturesAccess LLC	96,122,898	25.08%

Total Investment in Portfolio Funds at fair value (cost $300,577,611)	$383,197,980	99.98%

December 31, 2007

		Percentage of
	Fair Value	Partners’ Capital
ML Winton FuturesAccess LLC	92,508,127	24.99%
ML Aspect FuturesAccess LLC	92,508,126	24.99%
ML Transtrend DTP Enhanced FuturesAccess LLC	92,485,147	24.99%
ML Chesapeake FuturesAccess LLC	92,480,677	24.99%

Total Investment in Portfolio Funds at fair value (cost $347,355,241)	$369,982,077	99.96%

3.              FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Investments in Portfolio Funds	$383,197,980	N/A	$383,197,980	N/A

The valuation of the Portfolio Funds’ investments by FAS 157 fair value hierarchy levels as of June 30, 2008 are Level I and Level II.

4.              MARKET, CREDIT AND CONCENTRATION RISKS

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

5.              RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Partnership does not expect the adoption of FAS 162 to have an impact on its financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03
2008	$168.36	$184.45	$180.10	$177.98	$182.26	$192.63

Performance Summary

January 1, 2008 to June 30, 2008

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

February was a very strong month for the Partnership and it continues to be up year to date in 2008. As a point of comparison, the Newedge CTA Index returned 4.6% for the month and was up 6.3% for the year. The bulk of returns were earned in surging commodity markets. Grains and softs rallied strongly due to low inventories and positive forecasts of demand. Energy and metals climbed as these sectors are perceived as an inflation hedge. The other profitable trades included short currency positions against the U.S. dollar. The top performer within the vertical in February was Chesapeake, a long-term trend- follower, which gained 16.7%. The bottom performer was Transtrend, which gained 5.4%.

The Partnership finished March down -2.35%. In comparison, the Newedge CTA Index was down marginally -0.1% in March, and is up 6.3% year to date. Transtrend, the most diversified manager in the vertical, was the top performer in March, gaining 1.7%, while Chesapeake was the bottom performer, losing -6.9%. For the 1st quarter as a whole, Chesapeake was the top performer in the vertical, up 11.2%, while Transtrend had the smallest gains, rising 5.7%. The strong trends in commodity markets in February made a sharp reversal in March, hurting most funds in the vertical. After gaining 11.7% in February, the CRB Commodity Index fell -6.3% March. The grains and precious metals sectors recorded particularly large reversals. The Partnership was able to participate more in the upward move in February (when it gained 9.6%) than in the March reversal (when it lost -2.0%), thereby preserving its gains for the quarter. The Portfolio Funds’ Managers were able to limit the damage in March by reducing leverage. and scaling back positions in inverse proportion to rising volatility in commodity markets.

April 1, 2008 to June 30, 2008

The Partnership declined by -1.18% in April. In comparison, the Newedge Commodity Trader Advisor Index was down -2.1% for the month, and is up 4.1% for the year. Although most Portfolio Funds made gains in April with their long energy positions, as oil and natural gas hit historic highs, these were offset by losses from reversals in the financial futures markets. Most Portfolio Funds came into April with short positions in the United States dollar, long positions on bonds and short positions in equities. However, markets experienced a relief rally in April as investors began to believe the end of the credit crisis might be over. This caused the United States dollar to rebound, bonds to fall and equities to rise, resulting in losses.

May was a strong month for the Partnership and continues to be up year to date. The best performing Portfolio Fund in the vertical was Aspect, which gained 3.0% for the month. The worst performer was Winton, which gained only 1.4% for the month. All four Portfolio Funds in the Partnership made gains in their long energy positions with crude oil up 13% from April and natural gas was up 6.6%, continuing the trends from previous months.

The Partnership returned an estimated 5.69% in June. The Portfolio Funds posted profits in June through long positions in commodities and short positions in equities. Chesapeake was the best performing Portfolio Fund in the Partnership vertical gaining 7.9% with the longest time horizon and currently the largest exposure to commodity trades. Meanwhile, Transtrend was the bottom performer in the group, but still gained 2.3% for the month. Transtrend is the most diversified Portfolio Fund across markets, trading over 200 standalone markets and 100 synthetic markets. As a result, Transtrend had less risk allocated to those markets which had the strongest performance.

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

The energy sector also posted losses for the Partnership. Geopolitical events and a record-breaking heat wave in the Northeastern United States caused volatility beginning of the quarter as natural gas prices fell 6.9% after a government report showed a smaller-than-average decline in inventories of the fuel. Following a government report indicating that the United States supplies of crude oil, gasoline, heating oil and diesel were above the five-year average for the period, crude oil prices plunged and reached a nineteen month low of $49.90 a barrel. However, forecasts of colder weather throughout February reversed the weakening trend and sent energy prices upward. Despite the volatility within the sector, crude oil and London gas oil were able to offset a majority of the losses. Natural gas reversed its strengthening trend mid-quarter and had its biggest loss in more than six weeks in New York. Larger- than-expected supplies and forecasts of more seasonal temperatures across the central United States contributed to the reversal. After reaching a two-month high on February 5th for natural gas March delivery it dropped 7.7 % on February 12th, its biggest one-day percentage decline since December 26, 2006. The drop in natural gas price March delivery was spurred by a government report that U.S. gas supplies were 19 percent higher than the average for the past five years. Crude oil’s reversal also hurt performance as it rose to $61.79 a barrel, its highest closing price this year on speculation that U.S. fuel inventories declined because refineries were down for repairs and also as a result of the increasing tension with Iran. The quarter ended as natural gas dropped to its lowest price in two months as forecasts for milder weather signaled reduced consumption of the heating fuel. However, when forecasters predicted a shift in the weather pattern that would deliver colder-than-normal air to the eastern United States, the sector experienced losses as natural gas suffered a trend reversal as prices rose to a one-month high. While gains were achieved in crude oil as it continued its weakening trend they were limited as crude oil spiked higher and traded near a six-month high after Iran seized 15 British Naval personnel in the Persian Gulf on March 23rd.

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

The metals sector posted losses for the Partnership. Precious metal prices reacted to fluctuations in the U.S. dollar at the beginning of the quarter as reversal in the U.S. dollar’s weakening trend reduced the appeal of gold as an alternative investment. Gold weakened, falling 3.1% after the U.S. dollar rose to a six-week high as the United States announced higher-than-expected employment figures in December 2006 only to rise 3.9% as the U.S. dollar once again weakened and speculation increased that the precious metal’s decline was excessive. The London Metal Exchange limited the copper sector’s losses as copper prices fell 10% and 35% since reaching a record high of 8,724 metric tons since May 2006. Copper prices declined amid expectations that a housing slowdown in the United States, the world’s second-largest user of the metal, would continue to reduce demand this year. Base metals suffered strong reversals mid- quarter as copper, which had been weakening prior to February on reports of rising stockpiles signaled production was exceeding demand and rallied on speculation that China, its largest user, would accelerate its buying. Performance in gold and silver had limited losses as prices found further support as they climbed to nine-month highs as escalating tension over Iran’s nuclear research program increased and investors searched for safe-haven investments. However, as the quarter ended the drop in price in the equity markets sent precious metals lower, reversing their strengthening trend. Although metals eventually began to rally the quarter ended down 0.5 percent.

The interest rate sector posted losses for the Partnership. The quarter began with stronger than expected growth and fears of increasing inflation led European ten-year bond yields to reach six-month highs and the U.K. two-year gilt yields to move toward five-year highs. U.K. long gilts slumped, which sent yields soaring after the Bank of England policy makers unexpectedly raised interest rates by a quarter point. Volatility in the ten-year Japanese Government bonds limited the sector’s performance after Kyodo News reported that the Bank of Japan was unlikely to raise interest rates at its meeting on January 18th, and the Bank of Japan followed through with no change in rates. The global bond markets reversed their weakening trend mid-quarter as the sell-off in the global equity markets fueled demand for government debt. The Japanese Government Benchmark ten-year bonds added to the Partnership’s negative performance as speculation grew that the Bank of Japan, which doubled interest rates, from .25 to .50, at its February 21st meeting would pause before raising borrowing costs any further. This prompted a move higher in the market and the rally was further supported after the Nikkei 225 stock average posted its biggest decline since June 2006. Fixed-income markets, which had rallied mid-quarter continued to strengthen as uncertainty increased that the drop in equities and the rising defaults among the riskiest mortgages would slow consumer spending and the global economy. European government bonds posted their biggest back-to-back weekly decline in three months as European Central Bank President Jean- Claude Trichet reassured investors and stated that growth was “broader and sustained” and left “no time for complacency.” The quarter ended as the U.S. ten-year Treasury note surrendered the remainder of the gains it had amassed after the equity sell-off that began on February 27th which had driven the yield to as low as 4.44%.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the six months ended June 30, 2008 and 2007.

Winton CLASS DT (1)

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$265,923	0.28%	$475,003	$110,006
Currencies	804,445	0.85%	1,149,414	468,489
Energy	253,720	0.27%	410,334	121,942
Interest Rates	3,123,180	3.32%	3,628,426	2,227,262
Metals	180,240	0.19%	292,311	96,675
Stock Indices	210,055	0.22%	533,117	12,054

TOTAL	$4,837,563	5.13%	$6,488,605	$3,036,428

(1) Average capitalization of Winton Class DT is $94,116,066

Chesapeake Class DT (2)

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$952,325	1.02%	$1,558,938	$356,404
Energy	712,117	0.76%	1,168,877	555,631
Interest Rates	5,327,798	5.69%	7,436,615	2,671,568
Metals	351,909	0.38%	652,176	186,356
Stock Futures	173,543	0.19%	273,733	90,350
Currencies	1,264,708	1.35%	2,239,337	746,242

TOTAL	$8,782,400	9.39%	$13,329,676	$4,606,551

(2) Average capitalization of Chesapeake Class DT is $93,694,981

Transtrend CLASS DT (3)

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$285,549	0.30%	$832,566	$13,137
Energy	605,838	0.65%	1,229,006	8,576
Interest Rates	3,571,090	3.81%	4,640,247	1,529,943
Metals	224,477	0.24%	524,564	46,206
Currencies	1,465,049	1.56%	2,694,000	169,702
Stock Indices	436,864	0.47%	800,042	129,509

TOTAL	$6,588,867	7.03%	$10,720,425	$1,897,073

(3) Average capitalization of Transtrend Class DT is $93,811,769

Aspect CLASS DT (4)

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$301,041	0.32%	$994,627	$90,659
Currencies	1,040,251	1.11%	2,784,160	397,113
Energy	495,730	0.53%	1,373,373	246,613
Interest Rates	5,431,436	5.78%	9,109,110	2,514,468
Metals	178,580	0.19%	630,723	43,099
Stock Indices	447,930	0.48%	1,176,878	157,659

TOTAL	$7,894,968	8.41%	$16,068,871	$3,449,611

(4) Average capitalization of Aspect Class DT is $93,896,553

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$1,804,838	0.48%	$3,861,134	$570,206
Currencies	4,574,452	1.22%	$8,866,911	$1,781,546
Energy	2,067,405	0.55%	$4,181,590	$932,762
Interest Rates	17,453,504	4.65%	$24,814,398	$8,943,241
Metals	935,207	0.25%	$2,099,774	$372,335
Stock Indices	1,268,392	0.34%	$2,783,770	$389,572

TOTAL	$28,103,798	7.49%	$46,607,577	$12,989,662

May 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$846,301	0.14%	$2,805,345	$—
Currencies	9,769,334	1.64%	17,688,603	14,804
Energy	1,595,481	0.27%	2,699,064	—
Interest Rates	27,474,079	4.61%	73,672,809	—
Metals	2,203,184	0.37%	6,999,047	—
Stock Indices	2,444,700	0.41%	5,459,142	—

TOTAL	$44,333,079	7.44%	$109,324,010	$14,804

Winton CLASS D-TF*

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$77,526	0.07%	$77,526	$77,526
Currencies	354,599	0.30%	354,599	354,599
Energy	11,611	0.01%	11,611	11,611
Interest Rates	7,952,220	6.74%	7,952,220	7,952,220
Metals	53,868	0.05%	53,868	53,868
Stock Indices	298,742	0.25%	298,742	298,742
FX	789	0.00%	789	789

TOTAL	$8,749,355	7.42%	$8,749,355	$8,749,355

* Class D-TF is now known as Class DT within each respective underlying fund.

Aspect CLASS D-TF*

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$95,335	0.10%	$95,335	$95,335
Currencies	321,210	0.35%	321,210	321,210
Energy	73,844	0.08%	73,844	73,844
Interest Rates	14,132,577	15.36%	14,132,577	14,132,577
Metals	109,571	0.12%	109,571	109,571
Stock Indices	556,733	0.61%	556,733	556,733

TOTAL	$15,289,270	16.62%	$15,289,270	$15,289,270

* Class D-TF is now known as Class DT within each respective underlying fund.

Transtrend CLASS  D-TF*

June  30,  2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$159,910	0.25%	$159,910	$159,910
Energy	55,777	0.09%	55,777	55,777
Interest Rates	14,968,848	23.25%	14,968,848	14,968,848
Metals	—	0.00%	—	—
Currencies	14,012	0.02%	14,012	14,012
Stock Indices	1,777,966	2.76%	1,777,966	1,777,966

TOTAL	$16,976,513	26.37%	$16,976,513	$16,976,513

*  Class  D-TF is now known as  Class  DT within each respective underlying fund.

Chesapeake  Class D-TF*

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural	$504,108	0.79%	$504,108	$504,108
Energy	30,008	0.05%	30,008	30,008
Interest Rates	20,192,293	31.48%	20,192,293	20,192,293
Metals	444,752	0.69%	444,752	444,752
Stock Futures	573,270	0.89%	573,270	573,270
Stock Indices	1,050,876	1.64%	1,050,876	1,050,876
Currencies	1,100,541	1.72%	1,100,541	1,100,541

TOTAL	$23,895,848	37.26%	$23,895,848	$23,895,848

* Class D-TF is now known as Class DT within each respective underlying fund.

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

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of the disclosure controls and procedures with respect to the Partnership as of and for the quarter which ended June 30, 2008, and, based on this evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls over financial reporting which materially affect such internal controls.

Changes in Internal Controls over Financial Reporting

No change in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the quarter which ended June 30, 2008 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal controls, over financial reporting.

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

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership and Board of Managers of MLAI.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal controls over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on its assessment the Partnership’s management concluded that at June 30, 2008 the Partnership’s internal controls over financial reporting was effective.

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

During the first seven months of 2008 the fund issued Units as set forth in the following chart:

CLASS D

	Subscription
	Amount	Units	NAV(1)
Jan-08	35,636	217	164.22
Feb-08	112,633	669	168.36
Mar-08	275,922	1,496	184.45
Apr-08	342,190	1,900	180.10
May-08	610,081	3,428	177.98
Jun-08	213,609	1,172	182.26
Jul-08	1,298,326	6,740	192.63

(1)          Beginning ofthe month Net Asset Value

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

ML TREND-FOLLOWING FUTURES FUND L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 13, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)