Form 10-Q
period 2008-09-30
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2008-11-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(unaudited)	(unaudited)

ASSETS:
Cash	$364,669	$225,042
Investments in Portfolio Funds (cost $286,527,792 for 2008 and $347,355,241 for 2007)	331,185,007	369,982,077
Due from Portfolio Funds	11,690,454	17,014,386
Other	—	59,180

TOTAL ASSETS	$343,240,130	$387,280,685

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	1,142,981	1,290,255
Redemptions payable	7,708,674	15,662,095
Other	233,017	209,053

Total liabilities	9,084,672	17,161,403

PARTNERS’ CAPITAL:
General Partner (42,282 and 42,282 Units)	7,385,432	6,943,734
Limited Partners (1,874,653 and 2,211,461 Units)	326,770,026	363,175,548

Total partners’ capital	334,155,458	370,119,282

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$343,240,130	$387,280,685

NET ASSET VALUE PER UNIT
(Based on 1,916,935 and 2,253,743 Units outstanding and unlimited Units authorized)	$174.32	$164.22

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

TRADING PROFIT (LOSS):

Realized	$5,018,558	$(1,793,797)	13,932,860	$(67,736,356)
Change in unrealized	(37,963,154)	(15,479,082)	22,030,379	(12,289,897)

Total trading profit (loss)	(32,944,596)	(17,272,879)	35,963,239	(80,026,253)

INVESTMENT INCOME:

Interest	4,535	8,374	8,783	13,908,470

EXPENSES:

Wrap fee	3,505,091	4,246,211	11,236,981	6,515,243
Brokerage commissions	—	—	—	15,400,942
Ongoing offering costs	—	—	—	25,000
Other	—	—	343,751	104,167

Total expenses	3,505,091	4,246,211	11,580,732	22,045,352

NET INVESTMENT INCOME (LOSS)	(3,500,556)	(4,237,837)	(11,571,949)	(8,136,882)

INCOME (LOSS) BEFORE MINORITY INTEREST	(36,445,152)	(21,510,716)	24,391,290	(88,163,135)

Minority interest in (income) loss	—	—	—	18,048

NET INCOME (LOSS)	$(36,445,152)	$(21,510,716)	24,391,290	$(88,145,087)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,978,863	2,818,618	2,080,653	3,459,229

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(18.42)	$(7.63)	$11.72	$(25.48)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2008 and 2007

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2006	4,511,816	$8,204,766	$784,098,296	$792,303,062

Subscriptions	224,956	—	36,090,161	36,090,161

Net income (loss)	—	(1,011,673)	(87,133,414)	(88,145,087)

Redemptions	(2,089,877)	(687,108)	(331,923,805)	(332,610,913)

PARTNERS’ CAPITAL, September 30, 2007	2,646,895	$6,505,985	$401,131,238	$407,637,223

PARTNERS’ CAPITAL, December 31, 2007	2,253,743	$6,943,734	$363,175,548	$370,119,282

Subscriptions	62,740	—	11,285,768	11,285,768

Net income (loss)	—	441,698	23,949,592	24,391,290

Redemptions	(399,548)	—	(71,640,882)	(71,640,882)

PARTNERS’ CAPITAL, September 30, 2008	1,916,935	$7,385,432	$326,770,026	$334,155,458

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

•          On May 7, 2007, the Partnership was deregistered under the Securities Act of 1933, as amended, but retained its registration under the Securities Act of 1934, as amended (the “Act”). The Portfolio Funds are also registered under the Act.

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

September 30, 2008

	Fair Value	Percentage of Partners’ Capital
ML Chesapeake FuturesAccess LLC	78,860,010	23.59%
ML Transtrend DTP Enhanced FuturesAccess LLC	84,108,333	25.16%
ML Aspect FuturesAccess LLC	84,108,332	25.17%
ML Winton FuturesAccess LLC	84,108,332	25.17%

Total Investment in Portfolio Funds at fair value (cost $286,527,792)	$331,185,007	99.09%

December 31, 2007

	Fair Value	Percentage of Partners’ Capital
ML Winton FuturesAccess LLC	92,508,127	24.99%
ML Aspect FuturesAccess LLC	92,508,126	24.99%
ML Transtrend DTP Enhanced FuturesAccess LLC	92,485,147	24.99%
ML Chesapeake FuturesAccess LLC	92,480,677	24.99%

Total Investment in Portfolio Funds at fair value (cost $347,355,241)	$369,982,077	99.96%

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of  generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

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

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Investments in Portfolio Funds	$331,185,007	N/A	$331,185,007	N/A

4.                    MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Partnership has certain risks, which cannot be presented on the financial statements. Additionally, the Partnership invests in the Portfolio Funds which have similar market risk as mentioned below. The following summarizes some of those risks.

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03	$153.47	$143.03	$154.01
2008	$168.36	$184.45	$180.10	$177.98	$182.26	$192.63	$181.10	$174.13	$174.32

Performance Summary

January 1, 2008 to September 30, 2008

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

July 1, 2008 to September 30, 2008

All four managers’ in the Trend-Following Futures Fund suffered their worst monthly performance of the year at the beginning of the quarter, as bullish trends in commodities dramatically reversed. The managers came into the month of July with long positions in most of the commodity markets. After having made most of their year to-date gains in commodities, the managers had their largest losses in these markets in July. The Goldman Sachs Commodity Index fell for the month and the energy sub-index was also down as the correction was particularly severe in natural gas.

All four managers continued to have a difficult second month of poor performance. There were two major trend themes that caused them to lose money. The first was the strengthening in the U.S. dollar, following a long period of declines against most major currencies due to the portfolios’ short positions in the U.S. dollar which caused them to lose money. The second big theme was the continued decline in commodities, following the dramatic reversal from July. The Goldman Sachs Commodity Index was down for a second month in a row. Most managers within the vertical reduced their commodity exposure however, they were still long for most of the month and their portfolios were down accordingly.

September witnessed an extended weakness in financial markets that was manifested in a sharp sell-off in global equities and commodities, including energies, grains, and industrial metals. The Commodity Research Bureau Futures Index finished the end of the quarter down, bond yields fell moderately, while the U.S. dollar continued its upward move against other major currencies with the U.S. Dollar Index Future, finishing the month up. In light of September’s market volatility, the Portfolio’s Managers’ performance exhibited a fair amount of variance which was the function of the time frame of the underlying strategy.

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

Market movements result in frequent changes in the fair market value of the Portfolio Funds’ open positions and, consequently, in their earnings and cash flow.  The Portfolio Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Funds’ open positions and the liquidity of the markets in which they trade.

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by the Portfolio Funds’ attempts to manage their market risks.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the nine months ended September 30, 2008 and 2007, and 5 months ended May 31, 2007.

Winton CLASS DT (1)

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$210,848	0.23%	$415,239	$14,972
Currencies	638,225	0.70%	1,139,168	131,611
Energy	228,324	0.25%	475,878	50,875
Interest Rates	2,835,664	3.09%	4,389,100	1,947,030
Metals	141,688	0.15%	273,542	1,806
Stock Indices	362,852	0.40%	1,167,926	10,537

TOTAL	$4,417,601	4.82%	$7,860,853	$2,156,831

(1) Average capitalization of Winton Class DT is $91,789,553

Chesapeake Class DT (2)

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$722,109	0.80%	$1,553,661	$52,413
Energy	609,942	0.67%	1,164,921	148,521
Interest Rates	5,547,827	6.12%	7,411,443	2,662,525
Metals	311,679	0.34%	649,969	23,557
Stock Futures	145,025	0.16%	272,806	25,587
Currencies	1,030,812	1.14%	2,237,366	50,515

TOTAL	$8,367,394	9.23%	$13,290,166	$2,963,118

(2) Average capitalization of Chesapeake Class DT is $90,610,908

Transtrend CLASS DT (3)

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$215,269	0.24%	$674,101	$10,637
Energy	350,408	0.38%	995,085	6,944
Interest Rates	3,552,176	3.88%	5,308,263	1,238,743
Metals	166,558	0.18%	424,722	6,155
Currencies	970,445	1.06%	2,181,241	34,569
Stock Indices	326,431	0.36%	647,767	36,582

TOTAL	$5,581,287	6.10%	$10,231,179	$1,333,630

(3) Average capitalization of Transtrend Class DT is $91,576,546

Aspect CLASS DT (4)

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$241,393	0.26%	$947,471	$43,210
Currencies	902,600	0.99%	2,652,160	118,809
Energy	395,254	0.43%	1,308,260	64,661
Interest Rates	5,857,216	6.40%	12,279,096	2,395,254
Metals	159,522	0.17%	600,820	41,055
Stock Indices	500,335	0.55%	1,541,995	109,611

TOTAL	$8,056,320	8.80%	$19,329,802	$2,772,600

(4) Average capitalization of Aspect Class DT is $91,566,642

ML Trend Following

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,389,619	0.38%	$3,590,471	$121,233
Currencies	3,542,081	0.97%	$8,209,935	$335,505
Energy	1,583,928	0.43%	$3,944,144	$271,002
Interest Rates	17,792,884	4.87%	$29,387,902	$8,243,553
Metals	779,447	0.21%	$1,949,053	$72,574
Stock Indices	1,334,643	0.37%	$3,630,494	$182,316

TOTAL	$26,422,602	7.23%	$50,711,999	$9,226,183

May 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$846,301	0.14%	$2,805,345	$—
Currencies	9,769,334	1.64%	17,688,603	14,804
Energy	1,595,481	0.27%	2,699,064	—
Interest Rates	27,474,079	4.61%	73,672,809	—
Metals	2,203,184	0.37%	6,999,047	—
Stock Indices	2,444,700	0.41%	5,459,142	—

TOTAL	$44,333,079	7.44%	$109,324,010	$14,804

Winton CLASS DT(1)*

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$147,824	0.16%	$211,846	$65,298
Currencies	725,410	0.77%	990,261	299,332
Energy	143,876	0.15%	230,579	9,780
Interest Rates	5,327,066	5.69%	6,697,896	4,522,247
Metals	79,633	0.08%	147,103	38,809
Stock Indices	261,979	0.28%	421,679	97,040

TOTAL	$6,685,788	7.13%	$8,699,364	$5,032,506

(1) Average capitalization of Winton Class DT is $108,300,224

Chesapeake Class DT(2)*

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$537,374	0.63%	$738,370	$333,293
Energy	$245,320	0.29%	$548,358	$29,405
Interest Rates	$788,443	0.93%	$1,081,995	$59,256
Metals	$14,959,032	17.65%	$20,016,844	$1,810,769
Stock Futures	$260,396	0.31%	$435,814	$63,430
Stock Indices	$402,927	0.48%	$561,749	$213,118
Currencies	$667,479	0.79%	$1,029,757	$165,084

TOTAL	$17,860,971	21.08%	$24,412,887	$2,674,355

(2) Average capitalization of Chesapeake Class DT is $106,606,751

Transtrend CLASS DT(3)*

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$304,254	0.35%	$993,862	$2,619
Energy	3,032,800	3.50%	4,050,216	955,895
Interest Rates	1,315,053	1.52%	13,609,078	50,710
Metals	5,677,488	6.56%	1,131,194	1,706,516
Currencies	818,842	0.95%	5,634,924	—
Stock Indices	1,867,674	2.16%	4,278,844	53,230

TOTAL	$13,016,111	15.04%	$29,698,118	$2,768,970

(3) Average capitalization of Transtrend Class DT is $108,300,251

Aspect CLASS DT(4)*

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$225,172	0.24%	$653,832	$40,278
Currencies	918,447	0.98%	2,630,865	293,997
Energy	423,506	0.45%	1,389,902	4,864
Interest Rates	8,432,377	8.97%	12,935,262	4,356,269
Metals	404,741	0.43%	989,459	100,288
Stock Indices	412,901	0.44%	729,071	35,170

TOTAL	$10,817,144	11.51%	$19,328,391	$4,830,866

(4) Average capitalization of Aspect Class DT is $108,302,051

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures through the Portfolio Funds after the change in structure— except for (i) those disclosures that are statements of  historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures  constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the trading advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Partnership and for the trading conducted through  Portfolio Funds to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

Item 4. Control and Procedures

MLAI, the Sponsor of ML Trend-Following Futures Fund L.P.  with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisors’ past performance may not be representative of how they may trade in the future for the Partnership.

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

During the first quarter of 2008 the fund issued Units as set forth in the following chart:

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$35,636	217	164.22
Feb-08	112,633	669	168.36
Mar-08	275,922	1,496	184.45
Apr-08	342,190	1,900	180.10
May-08	610,081	3,428	177.98
Jun-08	213,609	1,172	182.26
Jul-08	1,298,326	6,740	192.63
Aug-08	5,007,234	27,649	181.10
Sep-08	3,390,137	19,469	174.13
Oct-08	2,295,446	13,168	174.32

(1) Beginning of the month Net Asset Value

(b) None.

(c) None.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Submission of Matters to a Vote of Security Holders

None.

Item 5.                                Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)