Form 10-K
period 2008-12-31
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2009-03-31
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐ No ☒

The Units of the limited liability company interest registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable

As of January 31, 2009, limited partnership units with a Net Asset Value of $346,819,989 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of  Independent Registered Public Accounting Firm, the annual report  to security holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TREND-FOLLOWING FUTURES FUND L.P.

ANNUAL REPORT FOR 2008 ON FORM 10-K

PART I

Item 1: Business

(a)                                  General Development of Business:

ML Trend-Following Futures Fund L.P. (the “Partnership”), formerly known as ML JWH Strategic Allocation Fund L.P. was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI”) the general partner of the Partnership, among four underlying FuturesAccess Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”). MLAI  is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker.

On April 20, 2007, MLAI issued an announcement regarding a restructuring of the Partnership.  Effective June 1, 2007, as part of the restructuring the following occurred:

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

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

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

As of December 31, 2008, the aggregate Net Asset Value of the Partnership was $351,874,508, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $199.20.

Through December 31, 2008, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

(b)                                 Financial Information about Segments:

The Partnership’s and Portfolio Funds’ business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Partnership and the Portfolio Funds do not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

General

The investment objective of the Partnership is to achieve superior risk-adjusted rates of return through a “single strategy-type” fund of funds approach focusing on, but not limited to, trend-following managed futures strategies. Under the direction of MLAI, the Partnership will seek to achieve this objective by allocating its capital among a group of Portfolio Funds managed by the Partnership’s  trading advisors which, MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and draw downs.

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

Systematic trading strategies are speculative and involve substantial risk. By operating the Partnership as a “fund of funds” and investing in a number of different Portfolio Funds, MLAI will attempt to mitigate the volatility and certain other risks of investing in a single Portfolio Fund. While diversifying among different trading advisors of the Partnership involves the risk of one manager’s loss frequently offsetting another’s profits, this same offsetting effect also typically reduces overall performance volatility, potentially producing a risk/return profile for the Partnership that may be more consistent with the portfolio objectives of certain investors than investing in a single Portfolio Fund.

Background

The Partnership has an extensive operating and performance history, but terminated the joint venturing agreement under which John W. Henry & Company, Inc. as a trading advisors was responsible for its performance to date provided advisory services.  Currently MLAI allocates capital among the Portfolio Funds.

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

Custody of Assets.

Substantial portion of the Portfolio Funds’ assets are currently held in customer accounts at MLPF&S.

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

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Partnership’s and the Portfolio Funds’ U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch – net of the interest credits paid to the Partnership and the Portfolio Funds and the fee paid to the offset banks – from the offset accounts have not exceeded 0.75% per annum of the Partnership’s and the Portfolio Funds’ average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Partnership to MLPF&S and MLAI, respectively.

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

Charges

The following table summarizes the charges incurred by the Fund during 2008, 2007 and 2006.

	2008		2007		2006
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commission	$—	0.00%	$15,400,942	3.05%	$61,808,517	5.88%
Administrative and Filing Fees	361,539	0.00%	961,273	0.19%	2,937,327	0.28%
Wrap Fee	14,868,130	4.10%	9,947,043	1.97%	—	0.00%
Other Expenses	—	0.10%	25,000	0.00%	1,450,000	0.14%
Total	$15,229,669	4.20%	$26,334,258	5.21%	$66,195,844	6.30%

The Partnership’s average month-end Net Assets during 2008, 2007 and 2006 equaled $362,197,519 $505,150,607 and $1,050,574,066 respectively.

During the years ended December 31 2008, 2007 and 2006 the Partnership earned $10,654, $13,909,510 and $51,861,211 in interest income, respectively, or approximately 0.0029%, 2.75% and 4.94%, respectively, of the Partnership’s average month end Net Assets.

In addition to the above charges, the Partnership and JWH® prior to June 1, 2007, shared in the profits of the Joint Venture based on equity provided that 20% of the Joint Venture’s quarterly New Trading Profits are allocated to JWH®.  For the years ended December 31, 2007 and 2006, JWH® did not receive a profit share allocation.

Description of Current Charges

The Partnership is subject to the following charges:

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

A flat rate, monthly brokerage commissions of 0.479 of 1% of the Joint Venture’s month-end assets (a 5.75% annual rate) of the Partnership’s month end assets (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, administrative fees or Profit Shares, in each case as of the end of the month of determination). Such commissions cover JWH®’s monthly consulting fee as well as all floor brokerage and exchange, clearing and National Futures Association (“NFA”) fees incurred in the Partnership’s trading. Effective June 1, 2007, no Brokerage commission is charged to investors at the Partnership level, although Brokerage Commissions are charged to investors at the Portfolio Funds’ level, and investors will be indirectly subject to their pro rata share of such fees based on the investment of the Partnership in such underlying Portfolio Funds. MLAI estimates that the round-turn equivalent commission rate charged to the Joint Venture by MLPF&S for the period January 1, 2007 through May 31, 2007 and for the year ended December 31, 2006 was $166 and $182, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

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

Performance fees paid by the Portfolio Funds are paid at the following rates; Aspect — 15%; Chesapeake — 20%; Transtrend — 25% and Winton — 15%, of any New Trading Profits as defined and earned by the respective advisors.

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

Prior to June 1, 2007, the Partnership’s brokerage commissions and administrative fees constituted a single annual “wrap fee” not to exceed 6.5% of the Partnership’s average month end Net Asset Value, which covered all of the Partnership’s costs and expenses, other than bid ask spreads and certain trading fees as well as an annual filing fee payable to the State of New Jersey and offering costs. After June 1, 2007, the Partnership Pays MLAI, wrap fee in the amount of 4.0% of the Partnership’s average month end Net Asset Value. Other than this 4.0% wrap fee, the only direct expense of the Partnership is the annual New Jersey filing fee, which is assessed on a per partner basis with a maximum charge of $250,000 per year.

Portfolio Funds	Management Fees	A flat monthly charge of the Portfolio Funds month-end assets (Aspect and Winton: 1.5%, Chesapeake and Transtrend: 1%) per Annum.

Regulation

MLAI, the Partnership, the Portfolio Funds and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (“SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)                                 Financial Information about Geographic Areas:

The Partnership and the Portfolio Funds do not engage in material operations in foreign countries, nor is a material portion of the Partnership’s and the Portfolio Funds’ revenues derived from customers in foreign countries.  The Portfolio Funds, however, trade from the United States on a number of foreign commodity exchanges.  The Partnership and the Portfolio Funds’ do not engage in the sales of goods or services.

Item 1A: Risk Factors

The Large Size of the Portfolio Funds’ Trading Positions Increases the Risk of Sudden, Major Loses

The Portfolio Funs take positions with face values which are as much as 15 times its total capital.

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

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the Sunrise advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Partnership, its general partner (MLAI), the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Partnership, as well as require increased transparency as to the identity of the Partnership’s limited partners.

Forward Trading

The Partnership will trade in the forward markets in addition to trading in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in the forward markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisors have not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Partnership is subject to the risk of the bad judgment, negligence or misconduct of the trading advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisors may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing the trading advisors from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisors to close out positions against which the market is moving.

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

Trading on Non-U.S. Exchanges

The trading advisors may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency. The Partnership could incur substantial losses trading on foreign exchanges to which they would not have been subject had their trading advisors limited their trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Partnership will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Partnership is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. The Partnership’s assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Partnership’s to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative office is the office of MLAI (Merrill Lynch Alternative Investments LLC, Two World Financial Center, 7th Floor, New York New York 10281).  MLAI performs administrative services for the Partnership from MLAI’s offices.

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

(b)                                 Holders:

As of December 31, 2008, there were 12,931 holders of Units, including MLAI.

(c)                                  Dividends:

MLAI has not made, and does not contemplate making, any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Performance Graph:

Not applicable.

(e)                                  Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

During 2008, the Fund issued Units as set forth in the following chart:

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$35,636	217	164.22
Feb-08	112,633	669	168.36
Mar-08	275,922	1,496	184.45
Apr-08	342,190	1,900	180.10
May-08	610,081	3,428	177.98
Jun-08	213,609	1,172	182.26
Jul-08	1,298,326	6,740	192.63
Aug-08	5,007,234	27,649	181.10
Sep-08	3,390,137	19,469	174.13
Oct-08	2,295,446	13,168	174.32
Nov-08	2,717,905	14,636	185.70
Dec-08	1,143,184	5,900	193.76
Jan-09	1,288,226	6,467	199.20
Feb-09	2,102,350	10,547	199.54

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6: Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2008	2007	2006	2005	2004
Revenues

Trading Profit (Loss):
Realized	$20,765,365	$(64,586,271)	$(158,576,895)	$(112,908,397)	$151,296,416
Change in unrealized	65,888,978	15,318,537	12,136,031	(150,020,999)	91,466,219

Total trading profit (loss)	86,654,343	(49,267,734)	(146,440,864)	(262,929,396)	242,762,635

Investment Income:
Interest	10,654	13,909,510	51,861,211	39,816,009	14,133,423

Expenses:
Brokerage commissions	—	15,400,942	61,808,517	73,622,017	57,501,150
Administrative and filing fees	—	961,273	2,937,327	3,450,957	2,889,337
Wrap fee	14,868,130	9,947,043	—	—	—
Other expenses	361,539	25,000	1,450,000	475,000	348,101

Total expenses	15,229,669	26,334,258	66,195,844	77,547,974	60,738,588

Net Investment Loss	(15,219,015)	(12,424,748)	(14,334,633)	(37,731,965)	(46,605,165)

Income (loss) before Minority Interest and Profit Share Allocation	71,435,328	(61,692,482)	(160,775,497)	(300,661,361)	196,157,470

Profit Share allocation	—	—	—	(6,312)	(39,051,490)
Minority interest	—	18,048	29,872	55,162	(25,137)

Net Income (Loss)	$71,435,328	$(61,674,434)	$(160,745,625)	$(300,612,511)	$157,080,843

Balance Sheet Data	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Total Partners’ Capital	$351,874,508	$370,119,282	$792,303,062	$1,234,151,526	$1,371,799,115
Net Asset Value per Unit	$199.20	$164.22	$175.61	$205.50	$260.33

The following selected month-end Net Asset Value per Unit information has been derived from the financial and accounting data of the Partnership:

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2004	$244.57	$265.91	$251.68	$224.34	$210.08	$187.86	$183.46	$182.64	$201.36	$241.05	$268.07	$260.33
2005	$224.16	$213.19	$213.18	$190.18	$208.05	$212.63	$215.46	$214.97	$215.10	$214.98	$232.78	$205.50
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18	$176.75	$190.69	$190.58	$177.15	$188.07	$175.61
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03	$153.47	$143.03	$154.01	$164.69	$160.52	$164.22
2008	$168.36	$184.45	$180.10	$177.98	$182.26	$192.63	$181.10	$174.13	$174.32	$185.70	$193.76	$199.20

Pursuant to CFTC policy, monthly performance is presented from January 1, 2003, even though the Units were outstanding prior to such date.

ML TREND FOLLOWING FUTURES FUND L.P.

December 31, 2008

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:   $2,033,730,098

Current Capitalization:   $351,874,508

Worst Monthly Drawdown:(2)   (13.89)% (January 2005)

Worst Peak-to-Valley Drawdown:(3)   (47.47)%  (June 2003 — August 2007)

Monthly Rates of Return (4)

Month	2008	2007	2006	2005	2004
January	2.52%	(1.23)%	(3.40)%	(13.89)%	3.80%
February	9.55	(5.01)	(8.87)	(4.89)	8.73
March	(2.35)	(6.27)	5.65	0.00	(5.35)
April	(1.18)	2.26	11.55	(10.79)	(10.86)
May	2.41	(0.13)	(0.34)	9.40	(6.36)
June	5.69	2.10	(10.97)	2.20	(10.58)
July	(5.99)	(4.70)	(6.57)	1.33	(2.34)
August	(3.85)	(6.80)	7.89	(0.23)	(0.45)
September	0.11	7.68	(0.06)	0.06	10.25
October	6.53	6.94	(7.05)	(0.05)	19.71
November	4.34	(2.53)	6.16	8.28	11.21
December	2.81	2.31	(6.63)	(11.72)	(2.89)
Compound Annual Rate of Return	21.30%	(6.48)%	(14.55)%	(21.06)%	10.50%

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Performance Summary

2008

The Partnership posted profits for the year.

The beginning of the first quarter was positive for the Partnership despite dramatic declines in global stock indices, illustrating the Partnership’s low correlation with equities over a market cycle. All four Portfolio Funds had long positions in fixed income and precious metals, both of which benefited from fears of a U.S. recession, as well as sharp U.S. Federal Reserve rate cuts totaling 1.25% for the month and the continuing rally in grain markets. Losses came primarily from energy markets as oil prices weakened and natural gas rebounded. Profits continued to be posted to the Partnership in February. The bulk of returns were earned in surging commodity markets as grains and softs rallied strongly due to low inventories and positive forecasts of demand. Energy and metals climbed as these sectors are perceived as an inflation hedge. The other profitable trades included short currency positions against the U.S. dollar. The Partnership posted losses at the end of the first quarter. Transtrend, the most diversified manager in the vertical, was the top performer while Chesapeake was the bottom performer. The Portfolio Funds were able to limit the damage in at the end of the first quarter by reducing leverage and scaling back positions in inverse proportion to rising volatility in the commodity markets.

The Partnership posted losses at the beginning of the second quarter. Although most Portfolio Funds made gains in April with their long energy positions, as oil and natural gas hit historic highs, these were offset by losses from reversals in the financial futures markets. Most Portfolio Funds came into April with short positions in the United States dollar, long positions on bonds and short positions in equities. However, markets experienced a relief rally in April as investors began to believe the credit crisis might be over. This caused the United States dollar to rebound, bonds to fall and equities to rise, resulting in losses for the Partnership. Profits were posted to the Partnership in May due to the Portfolio Funds long energy positions with crude oil up from April and natural gas was up continuing the trends from previous months. Profits continued to be posted to the Partnership at the end of the second quarter due to the Portfolio Funds long positions in commodities and short positions in equities.

Losses were posted to the Partnership at the beginning of the third quarter. The Portfolio Funds suffered their worst monthly performance of the year at the beginning of the third quarter, as bullish trends in commodities dramatically reversed. Losses continued to be posted to the Partnership due to the Portfolio Funds long positions in most of the commodity markets. After having made most of their year to-date gains in commodities, the Portfolio Funds had their largest losses in these markets in July. The Goldman Sachs Commodity Index fell for the month and the energy sub-index was also down as the correction was particularly severe in natural gas. Losses continued to be posted to the Partnership in August due to two major trend themes. The first was the strengthening in the U.S. dollar, following a long period of declines against most major currencies due to the Portfolio Funds short positions in the U.S. dollar which caused them to lose money. The second big theme was the continued decline in commodities, following the dramatic reversal from July. The Goldman Sachs Commodity Index was down for a second month in a row. Most of the Portfolio Funds within the vertical reduced their commodity exposure, however they were still long for most of the month and were down accordingly. The end of the third quarter witnessed an extended weakness in the financial markets that was manifested in a sharp sell-off in global equities and commodities, including energies, grains, and industrial metals. The Commodity Research Bureau Futures Index finished the end of the quarter down, bond yields fell moderately, while the U.S. dollar continued its upward move against other major currencies with the U.S. Dollar Index Future, finishing the month up. In light of September’s market volatility, the Portfolios Funds performance exhibited a fair amount of variance which was the function of the time frame of the underlying strategy.

Profits were posted to the Partnership at the beginning of the fourth quarter that contained a story of two months. The first half of the month was characterized by an acute panic in financial markets with global equities, commodities, and high yielding currencies dropping and dollar rising. The second half that started with the equity market rally on Monday October 13th was characterized by wild day to day volatility but kept most markets relatively range bound. All four Portfolio Funds generated positive returns in the first half of the month and then succeeded to keep most of these gains. All Portfolio Funds benefited from bearish moves in commodities and equities and strong U.S. dollar in the first half of the month. November was a stormy month in the financial markets however profits were posted to the Partnership. The Portfolio Funds made money in November as most stayed away from volatile equity markets and instead benefited from long positions in global bonds as bonds rallied and short positions in commodities as commodities continued to decline. On average, fixed income was the best contributor to the performance, followed by commodities, and then currencies as a distant third place. The year ended with profits being posted to the Partnership. The largest gains were made in fixed income as the Portfolio Funds profited from long positions across the curve as yields continued to fall dramatically. Short positions in commodities, particularly energy, and long positions in the Euro and short positions in the British pound positions also proved profitable and equity returns were flat.

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

Trend Following Futures Fund L.P. Performance Summary June — December 2007

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

Unlike many investment funds, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Partnership and the Portfolio Funds are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have no material impact on the Partnership.

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

The Portfolio Funds’ under the direction of their respective advisors,rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

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

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Portfolio Funds are quantified below in terms of Value at Risk.  Due to the Portfolio Funds’ mark-to-market accounting, any loss in the fair value of the Portfolio Funds’ open positions is directly reflected in the Portfolio Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with   the Partnership’s open positions by market category for the fiscal year 2008, with the period June 1, 2007 through December 31,2007 and five months ended May 31, 2007. The Partnership’s average capitalization was approximately $617,644,302. During the fiscal year 2008, the Partnership’s average capitalization was approximately $362,197,519.

Aspect Class DT (3)

December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$185,196	0.20%	$889,832	$40,581
Energy	291,253	0.32%	1,228,672	43,388
Interest Rates	5,380,977	5.93%	11,532,098	2,249,539
Metals	125,019	0.14%	564,269	38,558
Stock Indices	356,658	0.39%	1,448,188	15,889
Currencies	646,950	0.71%	2,490,817	27,035

TOTAL	$6,986,053	7.69%	$18,153,876	$2,414,990

(3) Average Capitalization of Aspect Class DT is $90,732,270.

Aspect Class DT (3)

December 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$228,135	0.31%	$942,487	$15,036
Energy	419,548	0.58%	1,968,051	4,557
Interest Rates	6,448,517	8.85%	12,118,929	3,834,811
Metals	187,289	0.26%	927,015	6,689
Stock Indices	350,534	0.48%	683,060	32,951
Currencies	660,464	0.91%	2,457,903	24,105

TOTAL	$8,294,487	11.39%	$19,097,445	$3,918,149

(3) Average Capitalization of Aspect Class DT is $72,858,525.

Chesapeake Class DT (4)

December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$529,522	0.59%	$1,383,301	$46,666
Energy	407,296	0.45%	1,037,186	—
Interest Rates	4,733,982	5.26%	6,598,772	2,370,577
Metals	221,449	0.25%	578,699	20,974
Stock Indices	—	0.00%	—	—
Stock Futures	96,842	0.11%	242,893	—
Currencies	702,668	0.78%	1,987,043	10,057

TOTAL	$6,691,759	7.44%	$11,827,894	$2,448,274

(4) Average capitalization of Chesapeake Class DT is $89,997,090.

Chesapeake Class DT (4)

December 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$430,468	0.61%	$695,518	$27,294
Energy	292,057	0.42%	617,653	2,390
Interest Rates	9,754,785	13.93%	18,855,135	1,705,678
Metals	154,313	0.22%	410,521	43,095
Stock Indices	367,354	0.52%	969,993	—
Stock Futures	293,848	0.42%	529,148	51,051
Currencies	811,503	1.16%	1,431,721	58,523

TOTAL	$12,104,328	17.28%	$23,509,689	$1,888,031

(4) Average capitalization of Chesapeake Class DT is $70,017,725.

Transtrend Class DT (2)

December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$182,461	0.20%	$582,659	$9,194
Energy	285,767	0.31%	860,102	6,002
Interest Rates	3,320,343	3.66%	4,725,600	1,070,708
Metals	135,642	0.15%	367,108	5,320
Stock Indices	269,176	0.30%	559,898	74,117
Currencies	663,147	0.73%	1,885,356	22,246

TOTAL	$4,856,536	5.35%	$8,980,723	$1,187,587

(2) Average capitalization of Transtrend Class DT is $90,739,888.

Transtrend Class DT (2)

December 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$692,994	0.98%	$1,968,726	$2,084
Energy	1,177,540	1.66%	4,825,604	5,223
Interest Rates	5,176,012	7.32%	12,735,683	1,585,621
Metals	551,895	0.78%	1,347,754	5,395
Stock Indices	1,492,304	2.11%	3,404,913	76,559
Currencies	1,891,323	2.67%	6,594,136	83,757

TOTAL	$10,982,068	15.52%	$30,876,816	$1,758,639

(2) Average capitalization of Transtrend Class DT is $70,734,292

Winton Class DT (5)

December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$170,852	0.19%	$413,358	$14,904
Energy	179,406	0.20%	473,722	20,147
Interest Rates	2,951,536	3.25%	4,369,215	1,938,209
Metals	113,219	0.12%	272,303	1,798
Stock Indices	283,997	0.31%	1,162,635	10,490
Currencies	503,530	0.55%	1,134,007	38,278

TOTAL	$4,202,540	4.62%	$7,825,240	$2,023,826

(5) Average capitalization of Winton Class DT is $90,903,740.

Winton Class DT (5)

December 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$113,820	0.15%	$276,888	$5,171
Energy	75,132	0.10%	205,716	8,725
Interest Rates	5,235,693	7.05%	8,986,186	3,028,832
Metals	89,019	0.12%	177,232	34,624
Stock Indices	370,567	0.50%	653,724	86,576
Currencies	524,533	0.71%	1,070,750	44,655

TOTAL	$6,408,764	8.63%	$11,370,496	$3,208,583

(5) Average capitalization of Winton Class DT is $74,275,739.

Material Limitations on Value at Risk as an Assessment of Market Risk

May 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$846,301	0.14%	$2,805,345	$—
Currencies	9,769,334	1.64%	17,688,603	14,804
Energy	1,595,481	0.27%	2,699,064	—
Interest Rates	27,474,079	4.61%	73,672,809	—
Metals	2,203,184	0.37%	6,999,047	—
Stock Indices	2,444,700	0.41%	5,459,142	—

TOTAL	$44,333,079	7.44%	$109,324,010	$14,804

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

Item 8:   Financial Statements and Supplementary Data

Net Income by Quarter

Eight Quarters through December 31, 2008

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008	2007	2007	2007	2007
Total Income (Loss)	$50,692,975	$(32,940,061)	$29,201,641	$39,710,442	$30,759,559	$(17,264,505)	$29,143,149	$(77,996,427)
Total Expenses	3,648,937	3,505,091	3,816,647	4,258,994	(4,288,906)	4,246,211	7,086,767	10,694,326
Net Income (Loss)	$47,044,038	$(36,445,152)	$25,384,994	$35,451,448	$26,470,653	$(21,510,716)	$22,056,382	$(88,690,753)

Net Income (Loss) per weighted average Unit (a)	$25.0566	$(18.4172)	$12.2921	$16.1293	$10.56	$(7.63)	$6.73	$(20.71)

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

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

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership’s as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Partnership’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•              Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

•              Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

•              Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

The Partnership’s management assessed the effectiveness of the Partnerships’ internal control over financial reporting as December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2008, the Fund’s internal control over financial report was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers  and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

As a Limited partnership, the Partnership has no officers or directors and is managed by MLAI. Trading decisions are made by Portfolio Funds’ trading advisors on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Thomas W. Lee	Vice President and Manager

Justin C. Ferri	Vice President and Manager

Paul Morton is the Chief Executive Officer of MLAI, President and Manager of MLAI. He also serves as the Chief Operating Officer for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As Chief Operating Office of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as Chief Operating Officer of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer of MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting.

Thomas W. Lee is Vice President and Manager of MLAI. He is also Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the MLAI and his registration as a principal of MLAI  is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Justin C. Ferri is Vice President and Manager of MLAI. He is also Managing Director within the MLPF&S Structured and Alternative Solutions (SAS) group and is a Vice President of IQ Investment Advisors LLC.  Prior to his role in SAS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and Head of Global Private Client Rampart Equity Derivatives group.  Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of MPower Advisors LLC from 1999 to 2002. He graduated with a Bachelor of Arts Degree from Loyola College in Baltimore, Maryland.

As of December 31, 2008, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $8,313,413

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Systematic Momentum II LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)	Identification of Certain Significant Employees:

None.

(d)	Family Relationships:

None.

(e)	Business Experience:

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings:

None.

(g)	Promoters and Control Persons:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable.  (Neither the Partnership nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.) There are no listed shares of the Partnership or MLAI.

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by MLAI in their respective positions.  The Partnership does not   have any officers, managers or employees.  The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from holding certain of the Partnership’s U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests.  The Partnership is managed  by MLAI, its general partner).

(b)                                 Security Ownership of Management:

As of December 31, 2008, MLAI owned 41,734 Unit-equivalent general partnership interests, which was 2.36% of the total Units outstanding.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Partnership

Some of the service providers to the Partnership are affiliates of Merrill Lynch. However, none of the fees paid by the Partnership to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations”.

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

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the years ended December 31, 2008 and 2007 were $85,000 for both years.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2008 and 2007 related to the Partnership.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the years ended December 31, 2008 and 2007 were $106,000 for both years.

(d)                                 All Other Fees

No fees were paid to Deloitte and Touche LLP or Deloitte Tax LLP or any member firm of Deloitte Touche Tohmatsu and their respective affiliates  during the years ended December 31, 2008, 2007 and 2006 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Page
1. Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2008 and 2007	2

Statements of Operations for the years ended December 31, 2008, 2007 and 2006	3

Statements of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006	4

Financial Data Highlights for the years ended December 31, 2008, 2007 and 2006	5

Notes to Financial Statements	6

2.                                       Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                       Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation:	Description

3.01(i)	Certificate of Amendment of ML JWH Allocation Fund L.P.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01 contained in the Registrant’s Registration Statement.

3.01(ii):	Form of Limited Liability Compnay Operating Agreement.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant’s Form 10-K, for the fiscal year ended December 31, 1997 filed March 30,1998.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.
Exhibit 13.01:	Is filed herewith.

28.01	Prospectus of the Partnership dated March 31, 2007.

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

ML TREND-FOLLOWING FUTURES FUND L.P.

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, GENERAL PARTNER

By:	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2009
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2009
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2009
Thomas W. Lee

/s/ Justin C. Ferri	Vice President and Manger	March 31, 2009
Justin C. Ferri

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TREND-FOLLOWING FUTURES FUND L.P.

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 31.01 13.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications