Form 10-Q
period 2009-03-31
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2009-05-15
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2009, 1,668,296 units of membership were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2009	2008

ASSETS:
Cash	$111,468	$251,804
Investments in Portfolio Funds (cost $249,241,452 for 2009 and $264,645,269 for 2008.)	323,871,811	353,161,083
Due from Portfolio Funds	8,116,577	11,064,145
TOTAL ASSETS	$332,099,856	$364,477,032

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$1,106,449	$1,213,435
Redemptions payable	7,751,633	11,138,285
Other	169,918	250,804

Total liabilities	9,028,000	12,602,524

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	8,076,173	8,313,413
Limited Partners (1,626,562 Units and 1,724,666 Units)	314,995,683	343,561,095

Total partners’ capital	323,071,856	351,874,508

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$332,099,856	$364,477,032

NET ASSET VALUE PER UNIT
(Based on 1,668,296 and 1,766,400 Units outstanding,unlimited Units authorized)	$193.8905	$199.2043

See accompanying notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2009	2008
TRADING PROFIT (LOSS):
Realized	$(7,916,653)	$4,666,960
Change in unrealized, net	13,885,456	35,041,137
Total trading profit (loss)	(5,968,803)	39,708,097

INVESTMENT INCOME:
Interest	2,388	2,345

EXPENSES:
Wrap Fees	3,449,197	3,915,244
Other Expenses	62,500	343,750
Total expenses	3,511,697	4,258,994

NET INVESTMENT (INCOME) LOSS	(3,509,309)	(4,256,649)

NET PROFIT (LOSS)	$(9,478,111)	$35,451,448

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	$1,741,129	2,197,950

Net proftit (loss) per weighted averageGeneral Partner and Limited Partner Unit	$(5.44)	$16.13

See accompanying notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Units	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL, December 31, 2007	2,253,743	6,943,734	363,175,548	370,119,282

Subscriptions	2,382	—	424,191	424,191

Net Profit (Loss)	—	693,154	34,758,294	35,451,448

Redemptions	(154,004)	—	(27,399,903)	(27,399,903)

PARTNERS’ CAPITAL, March 31, 2008	2,102,121	$7,636,888	$370,958,130	$378,595,018

PARTNERS’ CAPITAL,December 31, 2008	1,766,400	8,313,413	343,561,095	351,874,508

Subscriptions	15,988	—	3,185,216	3,185,216

Net Profit (Loss)	—	(237,240)	(9,240,871)	(9,478,111)

Redemptions	(114,092)	—	(22,509,757)	(22,509,757)

PARTNERS’ CAPITAL, March 31, 2009	1,668,296	$8,076,173	$314,995,683	$323,071,856

See accompanying notes to financial statements.

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

In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of the Partnership as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s and three of the Portfolio Funds’ Annual Reports on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. For the other Portfolio Fund, Chesapeake, the selected financial information has been provided below. Certain prior period items have been reclassified to conform to the current period presentation.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The Partnership’s assets are invested in Winton, Aspect, Transtrend and Chesapeake.

MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.   The investment in portfolio funds at March 31, 2009 snd December 31, 2008 are as follows:

	% of Partnership’s Capital @3/31/09	% of Partnership's Capital @12/31/08	Fair Value @ 3/31/09	Fair Value @ 12/31/08	Cost @ 3/31/09	Cost @ 12/31/08

Winton	25.06%	25.09%	$80,967,484	$88,290,271	59,483,734	64,048,216
Aspect	25.06%	25.09%	80,967,323	88,290,270	60,791,432	65,018,330
Transtrend	25.06%	25.09%	80,966,854	88,290,271	56,756,022	57,629,808
Chesapeake	25.06%	25.09%	80,970,150	88,290,271	72,210,264	77,948,915

Total			$323,871,811	$353,161,083	$249,241,452	$264,645,269

These investments are recorded at fair value which is consistent with equity method accounting, In accordance with Regulation S-X, the following is summarized financial information for the Portfolio Funds:

	March 31,2009
	Total Assets	Total Liabilities	Total Capital
Winton	810,950,327	20,819,087	790,131,240
Aspect	309,564,000	9,109,778	300,454,522
Transtrend	217,058,520	1,714,010	215,344,510
Chesapeake	159,329,233	3,514,347	155,814,886

Total	1,496,902,080	35,157,222	1,461,745,158

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Winton	864,513,961	60,525,401	803,988,560
Aspect	346,419,209	25,985,403	320,433,806
Transtrend	234,472,658	17,137,534	217,335,124
Chesapeake	165,463,537	6,426,196	159,037,341

	1,610,869,365	110,074,534	1,500,794,831

	March 31,2009			Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	(660,917)	(18,963)	(355,887)	(1,035,767
Aspect	(1,145,409)	(26,024)	(362,568)	(1,534,001
Transtrend	(2,008,489)	(74,392)	(265,398)	(2,348,279
Chesapeake	(765,267)	(12,653)	(265,131)	(1,043,051

Total	(4,580,082)	(132,032)	(1,248,984)	(5,961,098)

	March 31,2008			Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	12,638,013	(52,497)	(2,145,547)	10,439,969
Aspect	13,630,452	(66,791)	(2,306,039)	11,257,622
Transtrend	9,207,129	(110,706)	(2,226,456)	6,869,967
Chesapeake	12,664,578	(64,055)	(279,304)	12,321,219

Total	48,140,172	(294,049)	(6,957,346)	40,888,777

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

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments is recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statement of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable including the Partnership’s own assumptions in determining the fair value of investments.

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

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Investments in other investment companies are valued using the net asset value reported by the investment company. These net asset values are the prices used to execute trades with these investment companies. If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Although there are monthly transactions in these investment company interests, the NAV’s are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency. As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and March 31, 2009:

	Total	Level I	Level II	Level III
Investments in Portfolio Funds
12/31/08	$353,161,083	N/A	$353,161,083	N/A
03/31/08	$323,873,811	N/A	$323,873,811	N/A

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Income and Expenses and Partners’ Capital. As the Partnership invests only in other Portfolio Funds, it does not have any direct investments in derivative investments.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed beginning in the second quarter 2009.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2008	$168.36	$184.45	$180.10
2009	$199.54	$199.02	$193.65

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, partnership capital decreased 8.19% from $351,874,508 to $323,071,856.  This decrease was attributable to the net loss from operations of $9,478,111, coupled with the redemption of 114,092 Redeemable Units of Limited Partnership Interest resulting in an outflow of $22,509,757.  The cash outflow was offset with cash inflow of $3,185,217 due to subscription of 15,988 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”‘) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Fair Value Measurements

The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our treatment of fair value see Note 3, Fair Value of Investments.

Investments in other investment companies are valued using the net asset value reported by the investment company. If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Income Taxes

Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses and Partners’ Capital.

In 2007, the Partnership adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the period ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

Results of Operations

January 1, 2009 to March 31, 2009

During the first quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 2.67% from $199.20 to $193.89 as compared to an increase of 9.67% in the same period of 2008.  The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $5,968,803.

The performances of the Portfolio Funds were mixed at the beginning of the quarter which reflected the choppy markets and diversification of the Portfolio Fund’s approach to trading. The Partnership profited from falling equities, with long-term Portfolio Funds managers capturing more of the move. The Partnership also profited from a continuous down-trend in commodities. Largest losses were suffered in fixed income positions as U.S. Treasury yields rallied and other global bonds shadowed the move.

Time horizon focus did not seem to be a driver of returns, while asset allocation played a more significant role in the middle of the quarter. Most of the Portfolio Funds had small net short exposures to equity markets posting profits for the Partnership. In addition, the Portfolio Funds that had long positions in the U.S. dollar against various currencies also posted profits for the Partnership. The Portfolio Funds that had long positions in the Japanese yen vs. the U.S. dollar was detrimental as the Japanese yen ended the month down significantly relative to the U.S. dollar. Fixed income markets experienced volatile swings in February and most of the Portfolio Funds ended with losses being posted for the Partnership.

The Partnership posted losses at the end of the quarter. At the start of March, the Portfolio Funds were positioned long in the fixed income markets. Most Portfolio Funds kept this positioning throughout the month and benefited from falling yields resulting in profits posted for the Partnership. This was the only sector contributing to profits for the Partnership. All other sectors had negative attribution for the month as a result of significant reversals in many markets. During March, equity markets rallied, following some positive corporate news in the first week. When the U.S. Federal Reserve announced the start of quantitative easing midmonth, the U.S. dollar began losing value against most major currencies along with commodity markets which are negatively correlated with the U.S. dollar and risk aversion, moved up. The Portfolio Funds are medium to long term trend followers and were not in a position to cut exposures very fast and were negatively affected by these reversals.

January 1, 2008 to March 31, 2008

The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $39,708,097.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the three months ended March 31, 2009 and 2008.

Aspect Class DT (3)

	March 31, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$63,773	0.07%	$191,320	$41,350
Energy	31,147	0.04%	93,440	21,533
Interest Rates	5,145,751	6.03%	15,437,252	4,070,454
Metals	41,746	0.05%	125,238	34,883
Stock Indices	42,661	0.05%	127,984	38,782
Currencies	153,197	0.18%	459,592	84,599

TOTAL	$5,478,275	6.42%	$16,434,826	$4,291,601

(3) Average Capitalization of Aspect Class DT is $85,295,625.

Aspect Class DT (3)

	March 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$522,926	0.55%	$1,113,062	$146,850
Energy	788,937	0.83%	1,536,907	290,892
Interest Rates	4,342,010	4.59%	6,330,196	2,813,877
Metals	330,343	0.35%	705,826	48,230
Stock Indices	744,673	0.79%	1,317,015	260,899
Currencies	1,744,013	1.84%	3,115,683	900,856

TOTAL	$8,472,902	8.95%	$14,118,689	$4,461,604

(3) Average capitalization of Aspect Class DT is $94,625,582

Chesapeake Class DT (4)

	March 31, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$168,742	0.20%	$506,227	$120,812
Energy	—	0.00%	—	—
Interest Rates	3,788,900	4.44%	11,366,701	3,491,307
Metals	39,501	0.05%	118,502	35,915
Stock Indices	—	0.00%	—	—
Stock Futures	531	0.00%	1,594	298
Currencies	36,324	0.04%	108,971	21,840

TOTAL	$4,033,998	4.73%	$12,101,995	$3,670,172

(4) Average capitalization of Chesapeake Class DT is $85,294,625.

Chesapeake Class DT (4)

	March 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,734,451	1.85%	$1,958,400	$1,407,312
Energy	1,010,039	1.08%	1,468,390	698,006
Interest Rates	4,830,842	5.15%	6,076,287	3,356,130
Metals	527,551	0.56%	819,290	234,108
Stock Indices	—	—	—	—
Stock Futures	285,975	0.30%	343,874	256,024
Currencies	2,073,768	2.21%	2,813,145	1,210,314

TOTAL	$10,462,626	11.15%	$13,479,386	$7,161,894

(4) Average capitalization of Chesapeake Class DT is $93,888,653

Transtrend Class DT (2)

	March 31, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$340,668	0.40%	$1,022,004	$115,800
Energy	295,540	0.35%	886,620	55,314
Interest Rates	4,955,523	5.81%	14,866,568	3,646,403
Metals	18,083	0.02%	54,248	3,497
Stock Indices	335,900	0.39%	1,007,700	20,485
Currencies	65,434	0.08%	196,303	36,971

TOTAL	$6,011,148	7.05%	$18,033,443	$3,878,470

(2) Average capitalization of Transtrend Class DT is $85,295,625.

Transtrend Class DT (2)

	March 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$241,755	0.26%	$353,589	$34,134
Energy	922,871	0.98%	1,559,622	10,883
Interest Rates	3,845,050	4.07%	4,987,006	1,941,516
Metals	253,969	0.27%	369,281	186,787
Stock Indices	1,566,522	1.66%	2,999,793	215,354
Currencies	322,550	0.34%	416,085	164,348

TOTAL	$7,152,717	7.58%	$10,685,376	$2,553,022

(2) Average capitalization of Transtrend Class DT is $94,400,868

Winton Class DT (5)

	March 31, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$58,531	0.07%	$175,597	$38,800
Energy	10,744	0.01%	32,236	3,659
Interest Rates	3,654,083	4.28%	10,962,240	3,219,496
Metals	10,942	0.01%	32,830	5,985
Stock Indices	30,295	0.04%	90,885	26,710
Currencies	123,037	0.14%	369,111	64,192

TOTAL	$3,887,632	4.55%	$11,662,899	$3,358,842

(5) Average capitalization of Winton Class DT is $85,294,625.

Winton Class DT (5)

	March 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$369,671	0.39%	$527,766	$272,311
Energy	332,014	0.35%	455,913	171,594
Interest Rates	3,145,547	3.32%	3,512,981	2,474,661
Metals	238,090	0.25%	324,781	182,935
Stock Indices	129,412	0.14%	220,110	13,393
Currencies	1,105,180	1.17%	1,277,088	834,735

TOTAL	$5,319,914	5.62%	$6,318,639	$3,949,629

(5) Average capitalization of Winton Class DT is $94,625,551

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

Item 4. Control and Procedures

MLAI, the Sponsor of ML Trend-Following Futures Fund L.P.  with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Partnership’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on

Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.    Unregistered Sales of Securities and Use of Proceeds

(a)           Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,288,226	$6,467	199.20
Feb-09	814,123	4,080	199.54
Mar-09	1,082,868	5,441	199.02
Apr-09	741,486	3,829	193.65

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

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2009	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)