Form 10-Q
period 2009-06-30
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2009-08-14
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2009, 1,625,635 units of membership were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS:
Cash	$238,478	$251,804
Investments in Portfolio Funds (cost $240,325,178 for 2009 and $264,645,269 for 2008)	289,804,787	353,161,083
Due from Portfolio Funds	—	11,064,145
Accrued interest	376	—
Due to Managers	6,138,309	—
TOTAL ASSETS	$296,181,950	$364,477,032

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$974,937	$1,213,435
Redemptions payable	4,110,510	11,138,285
Other	127,948	250,804

Total liabilities	5,213,395	12,602,524

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	7,454,217	8,313,413
Limited Partners (1,583,901 Units and 1,724,666 Units)	283,514,338	343,561,095

Total partners’ capital	290,968,555	351,874,508

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$296,181,950	$364,477,032

NET ASSET VALUE PER UNIT
(Based on 1,625,635 and 1,766,400 Units outstanding, unlimited Units authorized)	$178.9975	$199.2044

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

TRADING PROFIT (LOSS):
Realized	$3,765,833	$4,247,342	$11,682,486	$8,914,302
Change in unrealized, net	(25,116,609)	24,952,396	(39,002,065)	59,993,533
Total trading profit (loss)	(21,350,776)	29,199,738	(27,319,579)	68,907,835

INVESTMENT INCOME:
Interest	1,353	1,903	3,741	4,248

EXPENSES:
Wrap fee	3,080,984	3,816,647	6,530,181	7,731,891
Other Expenses	(41,970)	—	20,530	343,750
Total expenses	3,039,014	3,816,647	6,550,711	8,075,641

NET INVESTMENT (INCOME) LOSS	(3,037,660)	(3,814,744)	(6,546,970)	(8,071,393)

NET PROFIT (LOSS)	(24,388,437)	$25,384,994	$(33,866,549)	$60,836,442

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,665,654	2,065,146	$1,703,391	2,131,548

Net proftit (loss) per weighted average General Partner and Limited Partner Unit	$(14.64)	$12.29	$(19.88)	$28.54

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited)

	Units	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL,
December 31, 2007	2,253,743	6,943,734	363,175,548	370,119,282

Subscriptions	8,882	—	1,590,071	1,590,071

Net Profit (Loss)	—	1,232,636	59,603,806	60,836,442

Redemptions	(273,065)	—	(49,300,399)	(49,300,399)

PARTNERS’ CAPITAL,
June 30, 2008	1,989,560	$8,176,370	$375,069,026	$383,245,396

PARTNERS’ CAPITAL,
December 31, 2008	1,766,400	$8,313,413	$343,561,095	$351,874,508

Subscriptions	55,411		10,627,664	10,627,664

Net Profit (Loss)		(859,196)	(33,007,353)	(33,866,549)

Redemptions	(196,176)		(37,667,068)	(37,667,068)

PARTNERS’ CAPITAL,
June 30, 2009	1,625,635	$7,454,217	$283,514,338	$290,968,555

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Per Unit Operating Performance:

Net asset value, beginning of year	$193.65	$199.20

Realized and unrealized change in trading profit (loss)	(12.84)	(16.38)
Interest income	0	0
Expenses	(1.82)	(3.83)

Net asset value, end of period	$178.99	$178.99

Total Return:

Total return	-7.57%	-10.15%

Ratios to Average Net Assets:

Expenses	5.22%	1.99%

Net investment profit (loss)	-2.46%	-10.55%

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

In the opinion of management, these interim financial statements contain all adjustments necessary for a fair statement of  the financial position of the Partnership as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

MLAI, the sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s and three (Winton, Aspect, Transtrend) of the Portfolio Funds’ Annual Reports on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008. For the other Portfolio Fund, Chesapeake, the selected financial information has been provided below. Certain prior period items have been reclassified to conform to the current period presentation.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The Partnership’s assets are invested in Winton, Aspect, Transtrend and Chesapeake.

MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.   The investment in portfolio funds at June 30, 2009 and December 31, 2008 are as follows:

	% of Partnership’s Capital @6/30/09	% of Partnership’s Capital @12/31/08	Fair Value @ 6/30/09	Fair Value @ 12/31/08	Cost @ 6/30/09	Cost @ 12/31/08

Winton	25.16%	25.09%	$73,209,916	$88,290,271	57,675,654	64,048,216
Aspect	24.12%	25.09%	70,172,360	88,290,270	60,516,849	65,018,330
Transtrend	25.16%	25.09%	73,211,851	88,290,271	51,701,241	57,629,808
Chesapeake	25.16%	25.09%	73,210,660	88,290,271	70,431,435	77,948,915

Total			$289,804,787	$353,161,083	$240,325,179	$264,645,269

These investments are recorded at fair value which is consistent with equity method accounting, in accordance with fund of fund accounting guidance and in accordance with Regulation S-X, the following is summarized financial information for the Portfolio Funds:

	As of June 30,2009
	Total Assets	Total Liabilities	Total Capital
Winton	$767,933,797	$17,309,755	$750,624,042
Aspect	267,280,968	5,144,202	262,136,765
Transtrend	235,326,554	2,602,182	232,724,372
Chesapeake	153,252,453	2,449,403	150,803,050

Total	$1,423,793,772	$27,505,542	$1,396,288,229

	As of December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Winton	$864,513,961	$60,525,401	$803,988,560
Aspect	346,419,209	25,985,403	320,433,806
Transtrend	234,472,658	17,137,534	217,335,124
Chesapeake	165,463,537	6,426,196	159,037,341

	$1,610,869,365	$110,074,534	$1,500,794,831

	For the six months ended June 30,2009
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(5,602,979)	$(40,114)	$(683,122)	$(6,326,215)
Aspect	(11,015,684)	(104,555)	(701,711)	(11,821,950)
Transtrend	(1,492,762)	(177,096)	(513,444)	(2,183,302)
Chesapeake	(6,449,396)	(32,148)	(502,365)	(6,983,909)

Total	$(24,560,821)	$(353,913)	$(2,400,642)	$(27,315,376)

	For the six months ended June 30, 2008
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$12,638,013	$(52,497)	$(2,145,547)	$10,439,969
Aspect	13,630,452	(66,791)	(2,306,039)	11,257,622
Transtrend	9,207,129	(110,706)	(2,226,456)	6,869,967
Chesapeake	26,970,471	(118,879)	(570,202)	26,281,389

Total	$62,446,065	$(348,873)	$(7,248,244)	$54,848,947

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

Investments in other investment companies are valued using the net asset value reported by the investment company, which management believes approximates fair value. These net asset values are the prices used to execute trades with these investment companies.  If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Although there are monthly transactions in these investment company interests, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Partnership’s investments by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and June 30, 2009:

	Total	Level I	Level II	Level III

Investments in Portfolio Funds
December 31, 2008	$353,161,083	N/A	$353,161,083	N/A
June 30, 2009	$289,804,787	N/A	$289,804,787	N/A

As of January 1, 2009, the Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements of Operations and Partners’ Capital. As the Partnership invests only in other Portfolio Funds, it does not have any direct investments in derivative investments.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Partnership does not expect the adoption of FSP 157-4 to have an impact on its financial statements.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and “The Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  FAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Partnership does not expect the adoption of FAS 168 to have an impact on our financial statements

FASB issued Statement of Financial Accounting Statement No. 165, Subsequent Events (“FAS 165”), which is effective for interim and annual periods ending after June 15, 2009.  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Partnership has performed an evaluation of subsequent events, as defined under FAS 165, through August 14, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that are required to be adjusted to, or disclosed in, the financial statements other than those disclosed in the subsequent event section in Note 6.

6.               SUBSEQUENT EVENT

The following subsequent event occurred that requires disclosure under FAS 165.

1. Effective as of August 13, 2009, Paul Morton resigned as a Chief Executive Officer and President of MLAI and resigned as a member of MLAI’s Board of Managers.

2. Effective as of August 13, 2009, Thomas W. Lee resigned as a Vice President of MLAI and resigned as a member of MLAI’s Board of Managers.

3. Effective as of August 13, 2009, Justin C. Ferri, a Vice President and a member of MLAI’s Board of Managers, became the Chief Executive Officer and President of MLAI. He continues to serve as a member of MLAI’s Board of Managers, a position which he held prior to his appointment as the Chief Executive Officer and President.

4. Effective as of August 13, 2009, Deann Morgan, a Vice President of MLAI, became a member of MLAI’s Board of Managers. She continues to serve as a Vice President of MLAI, a position which she held prior to her appointment as a member of MLAI’s Board of Managers.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

	MONTH-END NET ASSET VALUE PER INITIAL UNIT
	Jan.	Feb.	Mar.	April	May	June
2008	$168.36	$184.45	$180.10	$177.98	$182.26	$192.63
2009	$199.54	$199.02	$193.65	$188.68	$185.32	$178.99

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Partnership capital decreased 17.31% from $351,874,508 to $290,968,555.  This decrease was attributable to the net loss from operations of $33,866,549, coupled with the redemption of 196,176 Redeemable Units resulting in an outflow of $37,667,068.  The cash outflow was offset with cash inflow of $ 10,627,664 due to subscription of 55,411 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Fair Value Measurements

The Partnership adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our treatment of fair value see Note 3, Fair Value of Investments.

Investments in other investment companies are valued using the net asset value reported by the investment company. If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Where the Partnership believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing, observable net asset values and these are generally classified as Level II securities the Partnership determined that its investments in other investment funds would be classified as Level II.

Income Taxes

Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses and Partners’ Capital.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded that FIN 48 had no impact on the operations of the Partnership for the period ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

Results of Operations

January 1, 2009 to March 31, 2009

During the first quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 2.67% from $199.20 to $193.89 as compared to an increase of 9.67% in the same period of 2008.  The Partnership experienced a net trading loss in the first quarter of 2009 of $5,968,803.

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

April 1, 2009 to June 30, 2009

During the second quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit decreased 7.68% from $193.89 to $178.99 as compared to an increase of 6.95% in the same period of 2008.  The Partnership experienced a net trading loss in the second quarter of 2009 of $21,350,776.

The performances of the Portfolio Funds were down at the beginning of the quarter which resulted in losses being posted to the Partnership. The market environment that caused losses for the Partnership in March persisted through April as well. The Portfolio Fund Managers continued to be positioned against market moves and experienced losses in most of the sectors they traded in. In March 2009 having long positions in fixed income helped to offset losses in equity indices, currencies and commodities. In April, the losses in equity indices, currencies and commodities were more muted as many managers had trimmed risk in those sectors; however, having long positions in fixed income proved to be a problem as global bond yields rose significantly, hurting those long positions. Overall, fixed income was the worst performing sector for the Partnership, followed by currencies. Most managers had mixed exposure in commodities, making money in some markets and losing money in others. In equities, positioning was more on the short side, but with extremely small exposures; losses thus were muted.

The Partnership posted losses in April as many big trends reversed as the Portfolio Fund Managers were not correctly positioned in the markets movements. The reversing trends continued in May and only one of the Portfolio Fund Managers turned around its portfolio to be in line with them. Winton and Chesapeake have long time horizons and need more conviction about new trends before reversing positioning. Aspect and Transtrend are more medium term, but only Transtrend was able to adjust its portfolio enough to take advantage of new trends. As a result, losses were posted to the Partnership in the middle of the quarter. Overall, equity positioning was flat therefore, attribution from equities was likely zero. Commodity positioning was mostly short positions and that hurt the Partnership as commodities moved up during May. Long positions in the U.S. dollar and long positions in bond bias also detracted from performance.

The Portfolio Funds had a negative month resulting in losses being posted to the Partnership at the end of the quarter. April and May had been characterized by market moves most commonly seen during periods where investors are risk seeking. There were up moves in equities and commodities and down moves in bonds and the U.S. dollar. June continued to be a challenging month as several events took place. First, short term interest rates suffered a sharp reversal during the first week of June and the U.S. dollar had a similar reversal, gaining against most currencies. Then, mid-month, the up trends in equities and commodities reversed, as sentiment became risk averse again. As a result of these moves, most asset classes ended the month with negative attribution. The worst were short term interest rates and commodities. Medium term managers had the worst performance as they not only suffered from the interest rates and U.S. dollar moves, but also the reversals in equities and commodities. Winton and

Chesapeake, the longest term managers, had relatively smaller losses because the equity and commodity reversals were actually good for them since they were still holding on to their pre-March positions in those asset classes.

January 1, 2008 to March 31, 2008

The Partnership experienced a net trading gain in the first quarter of 2008 of $39,708,097.

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

The Partnership finished March down -2.35%. In comparison, the Newedge CTA Index was down marginally -0.1% in March, and is up 6.3% year to date. Transtrend, the most diversified manager in the vertical, was the top performer in March, gaining 0.6%, while Chesapeake was the bottom performer, losing -6.6%. For the first quarter as a whole, Chesapeake was the top performer in the vertical, up 11.2%, while Transtrend had the smallest gains, rising 5.7%. The strong trends in commodity markets in February made a sharp reversal in March, hurting most funds in the vertical. After gaining 11.7% in February, the CRB Commodity Index fell -6.3% March. The grains and precious metals sectors recorded particularly large reversals. The Partnership was able to participate more in the upward move in February (when it gained 9.6%) than in the March reversal (when it lost -2.0%), thereby preserving its gains for the quarter. The Portfolio Funds’ Managers were able to limit the damage in March by reducing leverage and scaling back positions in inverse proportion to rising volatility in commodity markets.

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

The Partnership has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the six months ended June 30, 2009 and 2008.

Aspect Class DT (3)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$53,216	0.07%	$319,298	$2,090
Energy	52,304	0.06%	313,825	11,286
Interest Rates	7,210,013	8.91%	43,260,077	4,042,808
Metals	37,661	0.05%	225,965	3,111
Stock Indices	37,281	0.05%	223,687	5,085
Currencies	187,959	0.23%	1,127,751	84,024

TOTAL	$7,578,434	9.37%	$45,470,603	$4,148,404

(3) Average Capitalization of Aspect Class DT is $80,889,208.

Aspect Class DT (3)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$301,041	0.32%	$994,627	$90,659
Energy	495,730	0.53%	1,373,373	246,613
Interest Rates	5,431,436	5.78%	9,109,110	2,514,468
Metals	178,580	0.19%	630,723	43,099
Stock Indices	447,930	0.48%	1,176,878	157,659
Currencies	1,040,251	1.11%	2,784,160	397,113

TOTAL	$7,894,968	8.41%	$16,068,871	$3,449,611

(3) Average capitalization of Aspect Class DT is $93,896,553

Chesapeake Class DT (4)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$146,814	0.18%	$880,883	$68,462
Energy	89	0.00%	531	—
Interest Rates	3,443,613	4.23%	20,661,675	3,110,485
Metals	47,080	0.06%	282,479	30,261
Stock Indices	—	0.00%	—	—
Stock Futures	323	0.00%	1,939	—
Currencies	65,494	0.08%	392,962	20,404

TOTAL	$3,703,412	4.55%	$22,220,469	$3,229,612

(4) Average capitalization of Chesapeake Class DT is $81,317,447.

Chesapeake Class DT (4)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$952,325	1.02%	$1,558,938	$356,404
Energy	712,117	0.76%	1,168,877	555,631
Interest Rates	5,327,798	5.69%	7,436,615	2,671,568
Metals	351,909	0.38%	652,176	186,356
Stock Indices	—	—	—	—
Stock Futures	173,543	0.19%	273,733	90,350
Currencies	1,264,708	1.35%	2,239,337	746,242

TOTAL	$8,782,400	9.38%	$13,329,676	$4,606,551

(4) Average capitalization of Chesapeake Class DT is $93,694,981

Transtrend Class DT (2)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$204,209	0.25%	$1,225,253	$87,687
Energy	276,491	0.34%	1,658,949	46,285
Interest Rates	6,376,162	7.83%	38,256,973	3,051,202
Metals	15,619	0.02%	93,713	1,737
Stock Indices	255,531	0.31%	1,533,189	17,141
Currencies	233,777	0.29%	1,402,664	30,936

TOTAL	$7,361,789	9.04%	$44,170,741	$3,234,988

(2) Average capitalization of Transtrend Class DT is $81,398,026.

Transtrend Class DT (2)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$285,549	0.30%	$832,566	$13,137
Energy	605,838	0.65%	1,229,006	8,576
Interest Rates	3,571,090	3.81%	4,640,247	1,529,943
Metals	224,477	0.24%	524,564	46,206
Stock Indices	436,864	0.47%	800,042	129,509
Currencies	1,465,049	1.56%	2,694,000	169,702

TOTAL	$6,588,867	7.03%	$10,720,425	$1,897,073

(2) Average capitalization of Transtrend Class DT is $93,811,769

Winton Class DT (5)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$37,103	0.05%	$222,620	$1,017
Energy	16,048	0.02%	96,286	3,483
Interest Rates	3,236,411	3.98%	19,418,465	2,966,081
Metals	12,778	0.02%	76,669	5,697
Stock Indices	60,895	0.07%	365,373	25,424
Currencies	150,587	0.19%	903,519	61,101

TOTAL	$3,513,822	4.33%	$21,082,932	$3,062,803

(5) Average capitalization of Winton Class DT is $81,317,000.

Winton Class DT (5)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$265,923	0.28%	$475,003	$110,006
Energy	253,720	0.27%	410,334	121,942
Interest Rates	3,123,180	3.32%	3,628,426	2,227,262
Metals	180,240	0.19%	292,311	96,675
Stock Indices	210,055	0.22%	533,117	12,054
Currencies	804,445	0.85%	1,149,414	468,489

TOTAL	$4,837,563	5.13%	$6,488,605	$3,036,428

(5) Average capitalization of Winton Class DT is $94,116,066

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

Item 4T. Control and Procedures

MLAI, the Sponsor of ML Trend-Following Futures Fund L.P.  with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no changes in the Partnership’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the funds’ internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-09	$1,288,226	$6,467	199.20
Feb-09	814,123	4,080	199.54
Mar-09	1,082,868	5,441	199.02
Apr-09	741,486	3,829	193.65
May-09	5,878,325	31,155	188.68
Jun-09	822,636	4,439	185.32
Jul-09	2,004,330	11,198	178.99

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

ML TREND-FOLLOWING FUTURES FUND L.P.

		By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2009	By		/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2009	By		/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)