Form 10-Q
period 2009-09-30
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2009-11-12
CIK 1005177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Two World Financial Center, 7th Floor

New York, New York 10281

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

As of September 30, 2009, 1,562,630 units of membership were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30, 2009	December 31, 2008

ASSETS:
Cash	$240,808	$251,804
Investments in Portfolio Funds (cost $226,135,635 for 2009 and $264,645,269 for 2008)	282,743,696	353,161,083
Due from Portfolio Funds	—	11,064,145
Accrued interest	92	—
Due to Managers	5,823,795	—
TOTAL ASSETS	$288,808,391	$364,477,032

LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Wrap fee payable	$950,496	$1,213,435
Redemptions payable	4,240,822	11,138,285
Other	86,698	250,804

Total liabilities	5,278,016	12,602,524

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	7,558,395	8,313,413
Limited Partners (1,520,896 Units and 1,724,666 Units)	275,971,980	343,561,095

Total partners’ capital	283,530,375	351,874,508

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$288,808,391	$364,477,032

NET ASSET VALUE PER UNIT
(Based on 1,562,630 and 1,766,400 Units outstanding; unlimited Units authorized)	$181.4443	$199.2044

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

TRADING PROFIT (LOSS):
Realized	$(435,177)	$5,018,558	11,247,309	$13,932,860
Change in unrealized, net	7,094,312	(37,963,154)	(31,907,753)	22,030,379
Total trading profit (loss)	6,659,135	(32,944,596)	(20,660,444)	35,963,239

INVESTMENT INCOME:
Interest	405	4,535	4,146	8,783

EXPENSES:
Wrap fee	2,888,630	3,505,091	9,418,811	11,236,981
Other Expenses	(41,250)	—	(20,720)	343,751
Total expenses	2,847,380	3,505,091	9,398,091	11,580,732

NET INVESTMENT (INCOME) LOSS	(2,846,975)	(3,500,556)	(9,393,945)	(11,571,949)

NET PROFIT (LOSS)	3,812,160	$(36,445,152)	$(30,054,389)	$24,391,290

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,611,705	1,978,863	$1,672,830	2,080,653

Net (loss) per weighted average General Partner and Limited Partner Unit	$2.37	$(18.42)	$(17.97)	$11.72

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited)

	Units	General Partner	Limited Partners	Total
PARTNERS’ CAPITAL, December 31, 2007	2,253,743	6,943,734	363,175,548	370,119,282

Subscriptions	62,740	—	11,285,768	11,285,768

Net Profit (Loss)	—	441,698	23,949,592	24,391,290

Redemptions	(399,548)	—	(71,640,882)	(71,640,882)

PARTNERS’ CAPITAL, September 30, 2008	1,916,935	$7,385,432	$326,770,026	$334,155,458

PARTNERS’ CAPITAL, December 31, 2008	1,766,400	$8,313,413	$343,561,095	$351,874,508

Subscriptions	71,781	—	13,546,928	13,546,928

Net Profit (Loss)	—	(755,018)	(29,299,371)	(30,054,389)

Redemptions	(275,551)	—	(51,836,672)	(51,836,672)

PARTNERS’ CAPITAL, September 30, 2009	1,562,630	$7,558,395	$275,971,980	$283,530,375

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
Per Unit Operating Performance:	September 30, 2009	September 30, 2009
Net asset value, beginning of year	$178.99	$199.20

Realized and unrealized change in trading profit (loss)	4.22	(12.15)
Interest income	0	0
Expenses	(1.77)	(5.61)

Net asset value, end of period	$181.44	$181.44

Total Return:

Total return	1.37%	-8.92%

Ratios to Average Net Assets:

Expenses	5.22%	2.98%

Net investment profit (loss)	-2.46%	-9.14%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, (ASC 105), which approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. ASC 105 was not intended to change the accounting literature and did not impact the Partnership’s financial condition or results of operations.  All accounting references within this report are in accordance with the new Codification.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The Partnership’s assets are invested in Winton, Aspect, Transtrend and Chesapeake.

MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.   The investment in portfolio funds at September 30, 2009 and December 31, 2008 are as follows:

	% of Partnership’s Capital @9/30/09	% of Partnership’s Capital @12/31/08	Fair Value @ 9/30/09	Fair Value @ 12/31/08	Cost @ 9/30/09	Cost @ 12/31/08

Winton	25.05%	25.09%	$71,034,018	$88,290,271	55,486,643	64,048,216
Aspect	25.05%	25.09%	71,034,018	88,290,270	58,383,202	65,018,330
Transtrend	24.56%	25.09%	69,641,642	88,290,271	48,985,499	57,629,808
Chesapeake	25.05%	25.09%	71,034,018	88,290,271	63,280,290	77,948,915

Total			$282,743,696	$353,161,083	$226,135,634	$264,645,269

These investments are recorded at fair value which is consistent with equity method accounting, in accordance with fund of fund accounting guidance and in accordance with Regulation S-X; the following is summarized financial information for each of the Portfolio Funds which requires disclosure.

	As of September 30,2009
	Total Assets	Total Liabilities	Total Capital
Winton	$774,945,019	$12,691,401	$762,253,623
Aspect	283,597,508	4,237,129	279,360,379
Transtrend	241,061,174	1,129,060	239,932,114
Chesapeake	160,071,865	2,528,336	157,543,529

Total	$1,459,675,566	$20,585,926	$1,439,089,645

	As of December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Winton	$864,513,961	$60,525,401	$803,988,560
Aspect	346,419,209	25,985,403	320,433,806
Transtrend	234,472,658	17,137,534	217,335,124
Chesapeake	165,463,537	6,426,196	159,037,341

	$1,610,869,365	$110,074,534	$1,500,794,831

	For the nine months ended September 30,2009
	Income (Loss)	Commissions	Other	Net Income (Loss)
Winton	$(4,635,330)	$(59,361)	$(990,453)	$(5,685,144)
Aspect	(6,617,789)	(165,954)	(1,021,490)	(7,805,233)
Transtrend	(4,469,046)	(274,672)	(732,857)	(5,476,575)
Chesapeake	2,587,821	(78,323)	(803,507)	1,705,991

Total	$(13,134,344)	$(578,310)	$(3,548,307)	$(17,260,961)

	For the nine months ended September 30, 2008
	Income (Loss)	Commissions	Other	Net Income (Loss)
Winton	$12,895,811	$(118,881)	$(1,215,218)	$11,561,712
Aspect	12,319,718	(218,739)	(1,272,565)	10,828,414
Transtrend	18,866,585	(311,816)	(869,708)	17,685,061
Chesapeake	2,982,461	(157,004)	(847,343)	1,978,114

Total	$47,064,575	$(806,440)	$(4,204,834)	$42,053,301

3.               FAIR VALUE OF INVESTMENTS

In September 2006, FASB issued authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership adopted this guidance as of January 1, 2008. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

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

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

Although there are monthly transactions in these investment company interests, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Partnership determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of September 30, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III

Investments in Portfolio Funds
September 30, 2009	$282,743,696	N/A	$282,743,696	N/A
December 31, 2009	$353,161,083	N/A	$353,161,083	N/A

As of January 1, 2009, the Partnership adopted the guidance on disclosures about derivative instruments and hedging activities which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statements of Financial Condition or Statements of Operations and Partners’ Capital. As the Partnership invests only in other Portfolio Funds, it does not have any direct investments in derivative investments.

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

5.           RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This provides additional guidance for estimating fair value in accordance with FASB guidance on fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This also identifies circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The adoption of this guidance has no impact on the financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)(the “ASU 2009-12”), which is effective for interim or annual financial periods ending after December 15, 2009. At this time, the Sponsor is evaluating the implications of this statement.  However, the adoption is not expected to have material impact on the Fund’s financial statements.

6.               SUBSEQUENT EVENTS

The Partnership has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events require an adjustment of or disclosure in the financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June	July	August	September
2008	$168.36	$184.45	$180.10	$177.98	$182.26	$192.63	$181.10	$174.13	$174.32
2009	$199.54	$199.02	$193.65	$188.68	$185.32	$178.99	$175.44	$179.11	$181.44

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 19.42% from $351,874,508 to $283,530,375.  This decrease was attributable to the net loss from operations of $30,054,389, coupled with the redemption of 275,551 Redeemable Units resulting in an outflow of $51,836,672.  The cash outflow was offset with cash inflow of $ 13,546,928 due to subscription of 71,781 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Statement of Cash Flows

The Partnership has elected not to provide a Statement of Cash Flows as permitted by the ASC guidance for Statement of Cash Flows specifically relating to the exemption of certain enterprises and the classification of cash flows from certain securities acquired for resale.

The Partnership adopted Fair Value Measurements as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Partnership did not apply the deferral allowed for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our treatment of fair value see Note 3, Fair Value of Investments.

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

In 2007, the Partnership adopted the guidance issued for accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has concluded that this guidance had no impact on the operations of the Partnership for the period ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.

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

July 1, 2009 to September 30, 2009

During the third quarter of 2009, the Partnership’s Net Asset Value per Redeemable Unit increased 1.37% from $178.99 to $181.45 as compared to a decrease of 9.51% in the same period of 2008. The Partnership experienced a net trading profit of $6,659,135 before brokerage commissions and related fees in the third quarter of 2009.

Losses were posted to the Fund in July which was characterized by two types of moves in most markets. At the beginning of the month, equities, commodities and bond yields were moving lower while the United States dollar gained ground against other major currencies. In mid-July, sentiment reversed and equities and commodities resumed their up trends from prior month and the United States dollar lost value against other major currencies. The moves in the second part of the month were larger in magnitude, therefore, the Portfolio Funds who shifted towards ‘risk seeking’ trades faster performed better. Transtrend was an underperformer resulting in losses in the synthetic markets it trades in.

Losses were posted to the Fund in August attributable to a continuation of trends from the second half of July. Equities and fixed income ended the month up. Similarly, most commodities finished up (except oil, natural gas and grains) and currency performance was mixed. Coming into August, Systematic Momentum had small long positions in all geographies in equity indices. In commodities, the Portfolio Funds had more long positions than short positions: long positions in crude oil, softs and metals with short positions in natural gas, grains and livestock. In currencies, the Portfolio Funds held short positions in the United States dollar and in fixed income, it was long across the yield curve. In general, the equity and fixed income positioning posted profits for the Portfolio Funds throughout the month of August. Similarly, the Portfolio Funds were spot on in their Commodity positioning except in crude oil. Currencies were mixed and losses in some markets canceled out profits in others. Sugar, metals and equity positions were the best performers.

In September, the Portfolio Funds made most of their profits in equity indices and currencies as trends from late summer continued. Short positions in the United States dollar performed the best as the United States dollar continued to slide against other major currencies. Long equity index and long fixed income positions also continued to be profitable for the Portfolio Funds as there were neither reversals nor choppiness in those asset classes as trends from late summer continued. Commodities detracted from performance due to choppiness in crude oil and huge adverse moves in natural gas. Transtrend was the only Portfolio Fund showing a loss for the month due to its short positions in natural gas.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk which is the sum of the individual Portfolio Funds’ tables. The Value at Risk table is also associated with the Partnership’s open positions by market category for the nine months ended September 30, 2009 and 2008.

Aspect Class DT (3)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$39,870	0.05%	$76,160	$1,985
Energy	50,403	0.06%	122,417	6,782
Interest Rates	6,576,164	8.44%	12,174,872	3,840,187
Metals	66,891	0.09%	175,052	2,955
Stock Indices	100,873	0.13%	311,150	4,830
Currencies	262,170	0.34%	530,110	79,813

TOTAL	$7,096,371	9.11%	$13,389,761	$3,936,552

(3) Average Capitalization of Aspect Class DT is $77,891,408.

Aspect Class DT (3)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$241,393	0.26%	$947,471	$43,210
Energy	395,254	0.43%	1,308,260	64,661
Interest Rates	5,857,216	6.40%	12,279,096	2,395,254
Metals	159,522	0.17%	600,820	41,055
Stock Indices	500,335	0.55%	1,541,995	109,611
Currencies	902,600	0.99%	2,652,160	118,809

TOTAL	$8,056,320	8.80%	$19,329,802	$2,772,600

(3) Average capitalization of Aspect Class DT is $93,896,553

Chesapeake Class DT (4)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$293,815	0.38%	$1,094,739	$63,584
Energy	592	0.00%	2,675	—
Interest Rates	3,378,371	4.32%	5,206,278	2,805,646
Metals	310,447	0.40%	1,518,073	28,105
Stock Indices	5,373	0.01%	46,912	—
Stock Futures	121,849	0.16%	939,315	—
Currencies	156,666	0.20%	821,250	18,950

TOTAL	$4,267,113	5.47%	$9,629,242	$2,916,285

(4) Average capitalization of Chesapeake Class DT is $78,191,176.

Chesapeake Class DT (4)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$722,109	0.80%	$1,553,661	$52,413
Energy	609,942	0.67%	1,164,921	148,521
Interest Rates	5,547,827	6.12%	7,411,443	2,662,525
Metals	311,679	0.34%	649,969	23,557
Stock Indices	—	—	—	—
Stock Futures	145,025	0.16%	272,806	25,587
Currencies	1,030,812	1.14%	2,237,366	50,515

TOTAL	$8,367,394	9.23%	$13,290,166	$2,963,118

(4) Average capitalization of Chesapeake Class DT is $90,610,908

Transtrend Class DT (2)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$155,567	0.20%	$562,008	$51,300
Energy	168,859	0.22%	380,514	18,625
Interest Rates	5,061,779	6.48%	6,904,671	2,815,246
Metals	42,640	0.05%	116,540	1,286
Stock Indices	261,033	0.33%	536,538	15,815
Currencies	163,891	0.21%	458,800	28,543

TOTAL	$5,853,769	7.49%	$8,959,071	$2,930,815

(2) Average capitalization of Transtrend Class DT is $78,108,343.

Transtrend Class DT (2)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$215,269	0.24%	$674,101	$10,637
Energy	350,408	0.38%	995,085	6,944
Interest Rates	3,552,176	3.88%	5,308,263	1,238,743
Metals	166,558	0.18%	424,722	6,155
Stock Indices	326,431	0.36%	647,767	36,582
Currencies	970,445	1.06%	2,181,241	34,569

TOTAL	$5,581,287	6.10%	$10,231,179	$1,333,630

(2) Average capitalization of Transtrend Class DT is $91,576,546

Winton Class DT (5)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$30,448	0.04%	$65,918	$972
Energy	16,331	0.02%	31,411	3,328
Interest Rates	3,246,606	4.15%	3,918,487	2,833,971
Metals	30,025	0.04%	100,968	5,443
Stock Indices	69,240	0.09%	164,195	24,291
Currencies	218,561	0.28%	430,518	58,380

TOTAL	$3,611,211	4.62%	$4,711,497	$2,926,385

(5) Average capitalization of Winton Class DT is $78,176,177.

Winton Class DT (5)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$210,848	0.23%	$415,239	$14,972
Energy	228,324	0.25%	475,878	50,875
Interest Rates	2,835,664	3.09%	4,389,100	1,947,030
Metals	141,688	0.15%	273,542	1,806
Stock Indices	362,852	0.40%	1,167,926	10,537
Currencies	638,225	0.70%	1,139,168	131,611

TOTAL	$4,417,601	4.82%	$7,860,853	$2,156,831

(5) Average capitalization of Winton Class DT is $41,933,983

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

Item 4T. Control and Procedures

MLAI, the Sponsor of the Partnership with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no changes in the Partnership’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the funds’ internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-09	$1,288,226	$6,467	199.20
Feb-09	814,123	4,080	199.54
Mar-09	1,082,868	5,441	199.02
Apr-09	741,486	3,829	193.65
May-09	5,878,325	31,155	188.68
Jun-09	822,636	4,439	185.32
Jul-09	2,004,330	11,198	178.99
Aug-09	545,092	3,107	175.44
Sep-09	369,842	2,065	179.11
Oct-09	771,120	4,250	181.44

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

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 12, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)