Form 10-K/A
period 2008-12-31
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2010-03-02
CIK 1005177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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
(Zip Code)

                       212-236-2063
(Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                                                                                          Yes __                      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                                                                                                      Yes __                      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                               Yes   X                     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                                                            Yes                            No

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

Large accelerated filer __	Accelerated filer __

on-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
                                                                                                                                      Yes __                      No  X

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2009, limited partnership units with a Net Asset Value of $346,819,989 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant's 2008 Annual Report and Report of  Independent Registered Public Accounting Firm, the annual report  to security holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual reports are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

ML Trend-Following FuturesAccess LLC (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Form 10-K”), with respect to Item 15 (Exhibits and Financial Statement Schedules) to supplement with the inclusion of the annual financial statements of significant subsidiaries.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 31, 2009.

PART IV

Item 15:   Exhibits and Financial Statement Schedules

1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Financial Data Highlights for the years ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

2.	Financial Statement Schedules:

(a) Financial Statements of ML Aspect FuturesAccess LLC

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Statements of Changes in Members’ Capital for the years ended December 31, 2008,  2007 and 2006

Financial Data Highlights for the years ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

(b)  Financial Statements of ML Chesapeake FuturesAccess LLC

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Statements of Changes in Members’ Capital for the year ended December 31, 2008 and for the period April 2, 2007  (commencement of operations) to December 31, 2007

Financial Data Highlights for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Notes to Financial Statements

(c)  Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

Report of Independent Registered Public Accounting Firm

Financial Statements

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Statements of Changes in Members’ Capital for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Financial Data Highlights for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Notes to Financial Statements

(d)  Financial Statements of ML Winton FuturesAccess LLC

Report of Independent Registered Public Accounting Firm

Financial Statements

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Statements of Changes in Members’ Capital for the years ended December 31, 2008, 2007 and 2006

Financial Data Highlights for the years ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

Financial statement schedules not included in this Form 10-K/A have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K/A:

Designation	Description

3.01(i)	Amended and Restated Certificate of Limited Partnership of ML JWH Strategic Allocation Fund L.P.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Form 8-K filed August 13, 2007.

3.01(ii)	Seventh Amended and Restated Limited Partnership Agreement.

Exhibit 3.01(ii):	It is incorporated by reference from an Exhibit contained in the Registrant’s Registration Statement on Form S-1 (File No. 333-115760) filed on May 21, 2004.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.
13.02	Financial Statements of ML Aspect FuturesAccess LLC

13.03	Financial Statements of ML Chesapeake FuturesAccess LLC

13.04	Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

13.05	Financial Statements of ML Winton FuturesAccess LLC

Exhibits 13.01, 13.02, 13.03, 13.04 and 13.05:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND, L.P. By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By: /s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager (Principal Executive Officer

Date:  March 2, 2010

ML TREND-FOLLOWING FUTURES, L.P.

2008 FORM 10-K/A
Amendment No. 1

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	Registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	ML Aspect FuturesAccess Financial Statements for the years ended December 31, 2008, 2007 and 2006 and Report of Independent Registered Public Accounting Firm

Exhibit 13.03
ML Chesapeake FuturesAccess LLC Financial Statements for the Year Ended December 31, 2008 and for the period April 2, 2007 (Commencement Of Operations) to December 31, 2007 and Report Of Independent Registered Public Accounting Firm

Exhibit 13.04
ML TransTrend DTP Enhanced FuturesAccess LLC Financial Statements For The Year Ended December 31, 2008 and for the Period April 2, 2007 (Commencement Of Operations) to December 31, 2007 and Report Of Independent Registered Public Accounting Firm

Exhibit 13.05	ML Winton FuturesAccess LLC (A Delaware Limited Liability Company) Financial Statements for the Years Ended December 31, 2008, 2007 and 2006 and Report Of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a – 14(a) / 15d – 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications