Form 10-K
period 2009-12-31
ML TREND-FOLLOWING FUTURES FUND L.P,
filed 2010-03-31
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable

As of February 28, 2010, limited partnership units with a Net Asset Value of $240,344,792 were held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2009 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the fiscal year ended December 31, 2009, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TREND-FOLLOWING FUTURES FUND L.P.

ANNUAL REPORT FOR 2009 ON FORM 10-K

PART I

Item 1: Business

(a)           General Development of Business:

ML Trend-Following Futures Fund L.P. (the “Partnership”), formerly known as ML JWH Strategic Allocation Fund L.P. was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI”) the general partner of the Partnership, among four underlying FuturesAccess Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”).  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. The Portfolio Funds are a group of commodity pools sponsored by MLAI, each of which places substantially all of its assets in a managed futures and forward trading account managed by a single commodity trading advisor.  Each of the Portfolio Funds implements a different trading strategy.

On April 20, 2007, MLAI issued an announcement regarding a restructuring of the Partnership.  Effective June 1, 2007, as part of the restructuring the following occurred:

•      The Partnership changed its name to ML Trend-Following Futures Fund L.P.

•      The Partnership’s assets were reinvested in MLAI-sponsored Portfolio Funds: ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”).  These Portfolio Funds employ a variety of systematic models with an emphasis on a style of investment commonly referred to as “diversified trend following”. During 2007 the Partnership discontinued the services of John W. Henry & Company, Inc. (“JWH®”) as the commodity trading advisor.

On September 15, 2008, Merrill Lynch (or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

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

The Partnership calculates the Net Asset Value per Unit of each class of Units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion.  The Partnership’s “Net Asset Value” as of any calculation date will generally equal the value of the Partnership’s investments in the underlying funds as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Partnership.  MLAI is authorized to make all net asset value determinations.

As of December 31, 2009, the aggregate Net Asset Value of the Partnership was $251,923,917, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $175.91.

Through December 31, 2009, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

(b)           Financial Information about Segments:

The Partnership’s and Portfolio Funds’ business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Partnership and the Portfolio Funds do not engage in sales of goods or services.

(c)          Narrative Description of Business:

General

The Partnership trades in the forwards and futures markets with the objective of achieving substantial capital appreciation.

The investment objective of the Partnership is to achieve superior risk-adjusted rates of return through a “single strategy-type” fund of funds approach focusing on, but not limited to, trend-following managed futures strategies. Under the direction of MLAI, the Partnership will seek to achieve this objective by allocating its capital among a group of Portfolio Funds managed by the Portfolio Funds’ respective Trading Advisors (“Trading Advisors”) which, MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and draw downs.

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

Background

The Partnership has an extensive operating and performance history. In June 2007 the Partnership terminated the joint venture agreement under which John W. Henry & Company, Inc. served as the Partnership’s sole trading advisor. Currently MLAI allocates capital among the Portfolio Funds.

The past performance of the Partnership prior to June 1, 2007, or thereafter the past performance of the Portfolio Funds in which the Partnership invests either individually or in any combination is not indicative of the future results of the Partnership or any of the Portfolio Funds. There can be no assurance that the Partnership or any of the Portfolio Funds will achieve its objective or avoid substantial or total losses.

(a)           ML Trend-Following Futures Fund L.P. currently invests in the following underlying Portfolio Funds which are advised, respectively, by the trading advisors (“Trading Advisors”) as indicated below:

Portfolio Funds	Trading Advisors

ML Aspect FuturesAccess LLC	Aspect Capital Limited
(the “Aspect Fund”)	(“Aspect”)

ML Chesapeake FuturesAccess LLC	Chesapeake Capital Corporation
(the “Chesapeake Fund”)	(“Chesapeake”)

ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(the “Transtrend Fund”)	(“Transtrend”)

ML Winton FuturesAccess LLC	Winton Capital Management Limited
(the “Winton Fund”)	(“Winton”)

(b)           Each of the Portfolio Funds is managed by MLAI. Each Trading Advisor has entered into an Advisory Agreement with the relevant Portfolio Fund and MLAI.  MLAI and/or the Portfolio Fund may terminate the relevant Advisory Agreement with the Trading Advisor but will not retain any other Trading Advisor, although MLAI may dissolve the Portfolio Fund at any time.  The trading strategies and investment objectives of each of the Portfolio Funds are described below.

Employees

The Partnership has no employees.

Portfolio Funds

Aspect Fund

Trading Strategies and Investment Objectives

The Aspect Fund and MLAI have entered into an Advisory Agreement with Aspect whereby Aspect will trade in the international futures and forwards markets pursuant to the Aspect Diversified Program (the “Aspect Trading Program”).

The Aspect Trading Program, which Aspect has traded since December 1, 1998, is a fully systematic and broadly diversified global trading system that deploys multiple trading strategies that, primarily through the use of listed futures and foreign exchange over-the-counter derivative contracts, seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments and other assets including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities (including some emerging market currencies and stock indices).  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.  Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

The core objectives of the Aspect Trading Program are to:  (i) produce strong medium-term capital growth; (ii) seek and exploit profit opportunities in both rising and falling markets using a disciplined quantitative and systematic investment process; (iii) seek long-term diversification away from overall movements in traditional bond and stock markets and thereby play a valuable role in enhancing the risk/return profile of traditional investment portfolios; and (iv) minimize risk by operating in a diverse range of markets and sectors using a consistent investment process that adheres to pre-defined and monitored risk limits and determines market exposure in accordance with factors including (but not limited to) market correlation, volatility, liquidity and the cost of market access.

Aspect retains the right to develop and make changes to the Aspect Trading Program at its sole discretion.

Markets

Aspect’s trading involves the speculative trading of foreign exchange over-the-counter derivative contracts and exchange traded futures contracts.  The Aspect Fund trades on a variety of United States and foreign futures exchanges.

Chesapeake Fund

Trading Strategies and Investment Objectives

The Chesapeake Fund and MLAI have entered into an Advisory Agreement with Chesapeake whereby Chesapeake trades in the international futures and forwards markets pursuant to Chesapeake’s Diversified Program (the “Chesapeake Trading Program”).

In general, Chesapeake analyzes markets, including price action, market volatility, open interest and volume (“technical analysis”) as a means of predicting market opportunity and discovering any repeating patterns in past historical prices.  Chesapeake generally employs a computerized analysis of a large number of interrelated statistical and mathematical formulas and techniques — based on proprietary and confidential database of prices, volatility, volume, open interest and various other market statistics — to search for patterns in data and to develop, use and monitor trading strategies.  Chesapeake generally places primary emphasis on technical analysis in assessing market opportunities.

Chesapeake’s trading decisions are based on a combination of its systems, its techniques for determining the timing of its trades, its trading discretion, judgment and experience and on market opportunities.  Chesapeake’s trading methodology is both systematic and strategic.  Trading decisions require the exercise of strategic judgment by Chesapeake in evaluating its technical trading methods, in their possible modification from time to time, and in their implementation.

Chesapeake is free to use its discretion whether to follow any trading signals or parameters generated by its technical trading strategies and the Chesapeake Trading Program.  The decision not to trade certain markets or not to make certain trades indicated by Chesapeake’s systems can materially affect performance.  Under no circumstances is Chesapeake compelled to follow any of the trading indications generated by the Chesapeake Trading Program.

Chesapeake has the right to employ any form or method of technical analysis that it deems appropriate in trading the Chesapeake Trading Program.

Markets

Specific exchanges on which the Chesapeake Trading Program’s transactions will take place will include, but are not limited to, all exchanges in the United States, as well as non-U.S. exchanges which include but are not limited to the Borsa Italiana (IDEM), the Dubai Mercantile Exchange (DME), the EUREX, the Euronext Amsterdam (EUROAEX), the Euronext Brussels (EUROBRU), the EURONEXT Liffe (LIFFE), the Euronext Paris (EUROPAR), the Hong Kong Exchanges & Clearing Limited (HKEX), the ICE Futures Europe and the ICE Futures Canada (ICE), the London Metal Exchange (LME), the Montreal Exchange (MX), the MEFF AIAF SENAF Holding de Mercados S.A. (MEFF), the National Stock Exchange of India (NSE), the NASDAQ OMX (OMX), the Osaka Securities Exchange (OSE), the South African Futures Exchange (SAFEX), the Singapore Exchange Derivatives Trading Ltd. (SGX-DT), the Sydney Futures Exchange (SFE), the Tokyo Commodity Exchange (TOCOM), the Tokyo Financial Exchange Inc. (TFX) and the Tokyo Stock Exchange (TSE).  In addition, Chesapeake continually monitors numerous markets, both U.S. and non-U.S. and initiates trades at any point it determines that a market is sufficiently liquid and tradable using the methods employed by Chesapeake.

The Chesapeake Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Chesapeake Fund has no policy restricting its relative commitment to any of these different types of markets.

Transtrend Fund

Trading Strategies and Investment Objectives

Transtrend Fund and MLAI have entered into an Advisory Agreement with Transtrend whereby Transtrend trades in the international futures and forwards markets pursuant to the Diversified Trend Program - Enhanced Risk Profile (USD) (the “Transtrend Trading Program”).  The Diversified Trend Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.

The applied principles of risk management play a dominant role in Transtrend’s trading methodology.  The Transtrend Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  The Transtrend Trading Program is entirely based on quantitative analysis of signaled price behavior of outright markets and of intra-market and/or inter-market combinations of the instruments concerned, and therefore not on fundamental analysis.

The Transtrend Trading Program may enter into both long and short positions in any of the instruments involved, or it may have no position.  Long and short positions are likely to be leveraged and unhedged and/or uncovered.  The degree of leverage is implicitly determined by the risk/reward profile selected by the Transtrend Fund.  The degree of leverage can be expressed as the number of contracts traded or held in position per million U.S. dollar under management.

The Transtrend Trading Program is systematic by nature and requires a consistent application.  Therefore, discretionary inputs are not essential to the effectiveness of the Transtrend Trading Program.  Exceptional market circumstances of the observed past, both favorable and unfavorable, are integrally reflected in the presented performance profile of the Transtrend Trading Program.  While Transtrend generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances Transtrend may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by Transtrend may have a positive or negative impact on performance of the Transtrend Fund.

Transtrend has the right to employ any form or method of technical analysis that it deems appropriate in trading the Transtrend Trading Program.

Markets

Transtrend trades the following instruments on U.S. and non-U.S. exchanges and markets: (a) futures, options, options on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, individual stocks, stock indices and other indices; and (b) spot currencies, in all cases ((a) and (b)) traded on regulated markets and/or OTC markets. Transtrend does not, however, currently trade futures, options, options on futures or forward contracts on individual stocks for the Transtrend Fund.  Over time, the underlying values of futures, options, options on futures and forward contracts traded may also include other economic variables which are now or may hereafter become the subject of organized futures, options or forward trading.  Over time, the instruments that Transtrend trades may also include swaps or other derivative, margined instruments, in each case traded on regulated and/or OTC markets.

Winton Fund

Trading Strategies and Investment Objectives

The Winton Fund and MLAI have entered into an Advisory Agreement with Winton whereby Winton trades in the international futures and forwards markets pursuant to the Winton Diversified Program (the “Winton Trading Program”).

The investment objective of the Winton Trading Program is to achieve long-term capital appreciation through compound growth.  Winton seeks to achieve this goal by pursuing a diversified trading scheme that does not rely upon favorable conditions in any particular market, or on market direction.

The Winton Trading Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios, meaning that profits have been achieved with a certain level of risk and generally low correlation over the long term to other markets such as equities and fixed income.

The Winton Trading Program employs what is traditionally known as a “systematic” approach to trading financial instruments.  In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders, based upon the instructions generated by the Winton Computer Trading System.  A majority of the trades in the Winton Trading Program are executed electronically.  The Winton Trading Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple models.  As its name implies, the Winton Trading Program seeks to allocate for maximum diversification.  A sophisticated system of risk management is used in the Winton Trading Program.

Winton’s trading principals may decide that external events fall entirely outside the scope of the research upon which the Winton Trading Program is based and may determine to exercise some discretion rather than follow the dictates of the system.

Markets

Winton trades in a variety of liquid U.S. and non-U.S. futures and forward contracts, including agricultural, currencies, energy, interest rates, metals and stock indices.  The Winton Fund trades on a variety of United States and foreign futures exchanges.  The Winton Trading Program’s portfolio consists mainly of positions in the following futures markets:  stock indices; bonds; short-term interest rates; currencies; precious and base metals; grains; livestock; energy and agricultural products.  In addition, the Winton Trading Program may trade in certain over-the-counter instruments, such as, but not limited to, forward contracts on foreign exchange and interest rates and swaps.  In addition, the Winton Trading Program may trade in government securities such as bonds and other similar instruments.

Addition, Redemption and Reallocation of Capital for Commodity Pool or Partnership Accounts

Investors purchase or redeem Units at Net Asset Value (“NAV”) on the close of business on the last business day of the month.  In order to provide market exposure commensurate with the Partnership’s equity on the date of these transactions, the Partnership’s general practice is to adjust positions as near as possible to the close of business on the last trading date of the month.  The intention is to provide for additions and redemptions at a NAV that will be the same for each of these transactions, and to eliminate possible variations in NAVs that could occur as a result of inter-day price changes if, for example, additions were calculated on the first day of the subsequent month.  Therefore, the Partnership may, at its sole discretion, adjust its investment of the assets associated with the addition or redemption as near as possible to the close of business on the last business day of the month to reflect the amount then available for trading.  Based on the Partnership’s determination of liquidity or other market conditions, the Partnership may decide to commence trading earlier in the day on, or before, the last business day of the month, or at its sole discretion, delay adjustments to trading for an account to a date or time after the close of business on the last day of the month.  No assurance is given that the Partnership will be able to achieve the objectives described above in connection with the Partnership’s equity level changes.  The use of discretion by the Partnership in the application of this procedure may affect performance positively or negatively.

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

Interest Earned on the Partnership’s U.S. Dollar Cash Assets

The Partnership’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

Certain of each FuturesAccess Fund’s U.S. dollar “Cash Assets” (as defined below) are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates. Offset account deposits reduce Merrill Lynch’s borrowing costs with such banks. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any Merrill Lynch liability.

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a substantial stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Partnership’s Non-U.S. Dollar Cash Assets

Each FuturesAccess Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such FuturesAccess Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each FuturesAccess Fund’s cash balances, plus open trade equity on U.S. futures; and (b) each FuturesAccess Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the FuturesAccess Funds do not earn interest income on, the FuturesAccess Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each FuturesAccess Fund’s Cash Assets may be greater than, less than or equal to such FuturesAccess Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the FuturesAccess Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to FuturesAccess Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the FuturesAccess Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the FuturesAccess Funds, lends certain currencies to, and borrows certain currencies from, the FuturesAccess Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Partnership during 2009, 2008 and 2007.

	2009		2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commission	$—	0.00%	$—	0.00%	$15,400,942	3.05%
Administrative and Filing Fees	(20,718)	-0.01%	361,539	0.10%	961,273	0.19%
Wrap Fee	12,143,045	4.04%	14,868,130	4.10%	9,947,043	1.97%
Other Expenses	—	0.00%	—	0.00%	25,000	0.00%
Total	$12,122,327	4.03%	$15,229,669	4.20%	$26,334,258	5.21%

The Partnership’s average month-end Net Assets during 2009, 2008 and 2007 equaled $300,503,024, $362,197,519, and $505,150,607 respectively.

During the years ended December 31 2009, 2008 and 2007 the Partnership earned $4,357, $10,654, and $13,909,510 in interest income, respectively, or approximately 0.0014%, 0.0029% and 2.75% respectively, of the Partnership’s average month end Net Assets.

In addition to the above charges, the Partnership and JWH® prior to June 1, 2007, shared in the profits of the Joint Venture based on equity provided that 20% of the Joint Venture’s quarterly New Trading Profits are allocated to JWH®.  For the year ended December 31, 2007, JWH® did not receive a profit share allocation.

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

Performance fees paid by the Portfolio Funds are paid at the following rates; Aspect — 15%; Chesapeake — 20%; Transtrend — 25% and Winton — 15%, of any New Trading Profits as defined and earned by the respective advisors. “New Trading Profits” equal any increase in the Net Asset Value of the Partnership, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Partnership’s “High Water Mark.”   The “High Water Mark” attributable to the Partnership equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Partnership.

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

Prior to June 1, 2007, the Partnership’s brokerage commissions and administrative fees constituted a single annual “wrap fee” not to exceed 6.5% of the Partnership’s average month end Net Asset Value, which covered all of the Partnership’s costs and expenses, other than bid ask spreads and certain trading fees as well as an annual filing fee payable to the State of New Jersey and offering costs. After June 1, 2007, the Partnership Pays MLAI, wrap fee in the amount of 4.0% of the Partnership’s average month end Net Asset Value. Other than this 4.0% wrap fee, the only direct expense of the Partnership is the annual New Jersey filing fee of $250,000, which is assessed per year on a per partner basis. The New Jersey filing will not itself exceed $250,000. However, an amount slightly in excess of $250,000 may be accrued in a particular year.

Portfolio Funds	Management Fees	A flat monthly charge of the Portfolio Funds month-end assets (Aspect and Winton: 1.5%, Chesapeake and Transtrend: 1%) per annum.

MLPF&S	Brokerage Commissions

No Brokerage Commission is charged to investors at the Partnership level, although Brokerage Commissions are charged at the Portfolio Funds’ level to these parties, including the Partnership, invested directly in the Portfolio Funds, and investors in the Partnership will be indirectly subject to their pro rata share of such fees based on the investment of the Partnership in such underlying Portfolio Funds.

Regulation

The Commodity Futures Trading Commission (“CFTC”) has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity Trading Advisors such as the Portfolio Fund’s Trading Advisors and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by each of the Portfolio Funds respective Trading Advisors will be combined for position limit purposes.  Each of the Portfolio Funds Trading Advisors could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the respective Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not subject to regulation by any U.S. government agency.

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

Forward Trading

The Partnership will trade in the forward markets in addition to trading in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in theses forward markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisors and its principals and their affiliates are combined for speculative position limit purposes.  The Trading Advisors could be required to liquidate positions held for the Partnership, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Partnership.

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

Changes in Trading Strategy

The Trading Advisors may make material changes in its trading strategies without the knowledge or seeking the approval of MLAI.

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

Trading on Non-U.S. Exchanges

The Trading Advisors may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency. The Partnership could incur substantial losses trading on foreign exchanges to which they would not have been subject had the Trading Advisors limited their trading to U.S. markets.

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

Item 1B: Unresolved Staff Comments

MLAI is currently responding to the SEC comment letter dated February 4, 2010.

Item 2:          Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative office is the office of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 6th Floor, 250 Vesey Street, New York New York 10080).  MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:          Legal Proceedings

None.

Item 4:          Reserved

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

(b)                                 Holders:

As of December 31, 2009, there were 10,165 holders of Units, including MLAI, none of whom owned 5% or more of the Fund’s Units.

(c)                                  Dividends:

MLAI has not made, and does not contemplate making, any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph:

Not applicable.

(f)                                    Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Units was MLPF&S.

During 2009, the Partnership issued Units as set forth in the following chart:

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$1,288,226	$6,467	199.20
Feb-09	814,123	4,080	199.54
Mar-09	1,082,868	5,441	199.02
Apr-09	741,486	3,829	193.65
May-09	5,878,325	31,155	188.68
Jun-09	822,636	4,439	185.32
Jul-09	2,004,330	11,198	178.99
Aug-09	545,092	3,107	175.44
Sep-09	369,842	2,065	179.11
Oct-09	771,120	4,250	181.44
Nov-09	313,356	1,801	173.99
Dec-09	99,206	545	182.03
Jan-10	432,387	2,458	175.91
Feb-10	194,727	1,148	169.62

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:          Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2009	2008	2007	2006	2005
Revenues

Trading Profit (Loss):
Realized, net	$15,662,881	$20,765,365	$(64,586,271)	$(158,576,895)	$(112,908,397)
Change in unrealized, net	(42,120,185)	65,888,978	15,318,537	12,136,031	(150,020,999)

Total trading profit (loss)	(26,457,304)	86,654,343	(49,267,734)	(146,440,864)	(262,929,396)

Investment Income:
Interest	4,357	10,654	13,909,510	51,861,211	39,816,009

Expenses:
Brokerage commissions	—	—	15,400,942	61,808,517	73,622,017
Administrative and filing fees	(20,718)	—	961,273	2,937,327	3,450,957
Wrap fee	12,143,045	14,868,130	9,947,043	—	—
Other expenses	—	361,539	25,000	1,450,000	475,000

Total expenses	12,122,327	15,229,669	26,334,258	66,195,844	77,547,974

Net Investment Loss	(12,117,970)	(15,219,015)	(12,424,748)	(14,334,633)	(37,731,965)

Income (loss) before Minority Interest and Profit Share Allocation	(38,575,274)	71,435,328	(61,692,482)	(160,775,497)	(300,661,361)

Profit Share allocation	—	—	—	—	(6,312)
Minority interest	—	—	18,048	29,872	55,162

Net Income (Loss)	$(38,575,274)	$71,435,328	$(61,674,434)	$(160,745,625)	$(300,612,511)

Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005

Total Partners’ Capital	$251,923,917	$351,874,508	$370,119,282	$792,303,062	$1,234,151,526
Net Asset Value per Unit	$175.91	$199.20	$164.22	$175.61	$205.50

The following selected month-end Net Asset Value per Unit information has been derived from the financial and accounting data of the Partnership:

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2005	$224.16	$213.19	$213.18	$190.18	$208.05	$212.63	$215.46	$214.97	$215.10	$214.98	$232.78	$205.50
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18	$176.75	$190.69	$190.58	$177.15	$188.07	$175.61
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03	$153.47	$143.03	$154.01	$164.69	$160.52	$164.22
2008	$168.36	$184.45	$180.10	$177.98	$182.26	$192.63	$181.10	$174.13	$174.32	$185.70	$193.76	$199.20
2009	$199.54	$199.02	$193.65	$188.68	$185.32	$178.99	$175.44	$179.11	$181.44	$173.99	$182.03	$175.91

Pursuant to CFTC policy, monthly performance is presented from January 1, 2003, even though the Units were outstanding prior to such date.

ML TREND FOLLOWING FUTURES FUND L.P.

December 31, 2009

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:   $2,048,460,708

Current Capitalization:   $251,923,917

Worst Monthly Drawdown:(2)   (13.89)% (January 2005)

Worst Peak-to-Valley Drawdown:(3)   (47.47)%  (June 2003 — August 2007)

Monthly Rates of Return (4)

Month	2009	2008	2007	2006	2005
January	0.17%	2.52%	(1.23)%	(3.40)%	(13.89)%
February	(0.26)	9.55	(5.01)	(8.87)	(4.89)
March	(2.70)	(2.35)	(6.27)	5.65	0.00
April	(2.57)	(1.18)	2.26	11.55	(10.79)
May	(1.78)	2.41	(0.13)	(0.34)	9.40
June	(3.42)	5.69	2.10	(10.97)	2.20
July	(1.98)	(5.99)	(4.70)	(6.57)	1.33
August	2.09	(3.85)	(6.80)	7.89	(0.23)
September	1.31	0.11	7.68	(0.06)	0.06
October	(4.11)	6.53	6.94	(7.05)	(0.05)
November	4.62	4.34	(2.53)	6.16	8.28
December	(3.36)	2.81	2.31	(6.63)	(11.72)
Compound Annual Rate of Return	(11.69)%	21.30%	(6.48)%	(14.55)%	(21.06)%

(1) Certain Partnerships are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment.  The CFTC refers to such Partnerships as “principal protected.”

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

Operational Overview

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Portfolio Funds are unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Portfolio Funds will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Portfolio Funds and consequently the Partnership.

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

2009

Year ended December 31, 2009

Total Trading Profit (Loss)
ML Winton FuturesAccess LLC	$(5,336,877)
ML Aspect FuturesAccess LLC	(9,013,890)
ML Transtrend DTP Enhanced FuturesAccess LLC	(11,662,966)
ML Chesapeake FuturesAccess LLC	(443,571)

$(26,457,304)

The Partnership experienced a net trading loss for the year ended December 31, 2009 of $26,457,304.

Performances of the Portfolio Funds were mixed in January which reflected the choppy markets and diversification of the Portfolio Funds approach to trading. The Portfolio Funds profited from falling equities, with long-term Trading Advisors capturing more of the move. The Portfolio Funds also profited from a continuous down-trend in commodities. Largest losses were suffered in fixed income positions as the U.S. Treasury yields rallied and other global bonds shadowed the move. Time horizon focus did not seem to be a driver of returns in the middle of the first quarter, while asset allocation played a more significant role. The Portfolio Funds had small net short exposures to equity markets and thus registered gains in this asset class. In addition, most of the Portfolio Funds that had long positions in the U.S. dollar against various currencies posted profits. Some of the Portfolio Funds that had long positions in the Japanese yen vs. the U.S. dollar posted losses due to the Japanese yen ending the month of February down significantly relative to the U.S. dollar. Fixed income markets experienced volatile swings during February as most of the Portfolio Funds ended with small losses in this sector. At the start of March, most of the Portfolio Funds had long positions in the fixed income markets. and kept this position throughout the month of March and benefited from falling yields. All other sectors had posted losses in March as a result of significant reversals in many markets. During March, equity markets rallied following some positive corporate news in the first week. When the U.S. Federal Reserve announced the start of quantitative easing mid-month, the U.S. dollar began losing value against most major currencies and the commodity markets which are negatively correlated with the U.S. dollar and risk aversion moved up. Given that most Trading Advisors are medium to long term trend followers, they were not in a position to cut exposures very fast and were negatively affected by these reversals.

The market environment that caused a loss for the Partnership in March continued through April as well. In March, being long fixed income helped to offset losses in equity indices, currencies and commodities. In April, the losses in equity indices, currencies and commodities were more muted as many Portfolio Funds had trimmed risk in those sectors; however, long positions in fixed income proved to be a problem as global bond yields rose significantly, hurting those long positions. Overall, fixed income was the worst performing sector for the Portfolio Funds, followed by currencies. The Portfolio Funds approach to trading was mixed exposure in commodities, making money in some markets and losing money in others. In equities the positioning was more on the short side, but with extremely small exposures; losses thus were muted. May was a continuation of March and April in terms of market direction and moves. Equities and commodities were up, and bonds and the U.S. dollar was down. These new trends gave many Trading Advisors a reason to adjust their portfolios to match the new environment resulting in profits being posted to the Partnership. Short and medium term Portfolio Funds were more in sync with markets given that they adjust faster to new trends, while longer term Portfolio Funds have held on to their pre-March positioning somewhat longer and were not able to avoid losses. So the main difference in May relative to March and April was that many Portfolio Funds were now correctly positioned to take advantage of current trends. Short to medium term Trading Advisors such as Transtrend had better performance than the longer term managers (Winton, Chesapeake, and Aspect). The shorter term Trading Advisor adjusted better to the current market environment where equities and commodities are doing well and the U.S. dollar and bonds performed poorly. Risk by asset class continued to be biased towards fixed income which had a roughly 50% risk allocation, down from more than 80% in April. Fixed income was the asset class with the fewest reversals and thus risk had moved there as equities, commodities and currencies experienced changes in trend during March. But the risk allocated to other asset classes were moving up: commodities were a third of the total and the remainder was split between currencies and equities. March, April and May had been characterized by market moves most commonly seen during periods where investors were risk seeking. There were up moves in equities and commodities and down moves in bonds and the U.S. dollar. The Portfolio Fund managers were just beginning to adjust their portfolios to match these new market directions. After suffering losses during March and April (as they were not positioned for the new trends that began in early March), most managers had begun turning around their portfolios to be more in line with where markets were going and many were able to post gains in May, but came to a stop in June as several events took place. First, short term interest rates suffered a sharp reversal during the first week of the month and the U.S. dollar had a similar reversal, gaining against most currencies. Then, mid-month, the up trends in equities and commodities reversed, as sentiment became risk averse again. As a result of these moves, most asset classes ended the month with negative attribution. The worst were short term rates and commodities. The second quarter ended with losses being posted to the Partnership due to the short term rates and commodities. Medium term Trading Advisors had the worst performance as they not only suffered from the rates and U.S. dollar moves, but also the reversals in equities and commodities. Winton and Chesapeake, the longest term Trading Advisors, had relatively smaller losses because the equity and commodity reversals were actually good for them since they were still holding on to their pre-March positions in those asset classes.

Losses were posted to the Partnership in July which was characterized by two types of moves in many markets. At the beginning of the month, equities, commodities and bond yields were moving lower while the United States dollar gained ground against other major currencies. In mid-July, sentiment reversed and equities and commodities resumed their up trends from prior month and the United States dollar lost value against other major currencies. The moves in the second part of the month were larger in magnitude, therefore, the Portfolio Funds who shifted towards ‘risk seeking’ trades faster performed better. Transtrend was an underperformer resulting in losses in the synthetic markets it trades in. Losses were posted to the Partnership in August attributable to a continuation of trends from the second half of July. Equities and fixed income ended the month up. Similarly, most commodities finished up (except oil, natural gas and grains) and currency performance was mixed. In August the Portfolio Funds had more long positions than short positions i.e. long positions in crude oil, softs and metals with short positions in natural gas, grains and livestock. In currencies, the Portfolio Funds held short positions in the United States dollar and in fixed income; it was long across the yield curve. In general, the equity and fixed income positioning posted profits for the Portfolio Funds throughout the month of August. Similarly, the Portfolio Funds were spot on in their commodity positioning except in crude oil. Currencies were mixed and losses in some markets canceled out profits in others. Sugar, metals and equity positions were the best performers. In September, the Portfolio Funds made most of their profits in equity indices and currencies as trends from late summer continued. Short positions in the United States dollar performed the best as the United States dollar continued to slide against other major currencies. Long equity index and long fixed income positions also continued to be profitable for the Portfolio Funds as there were neither reversals nor choppiness in those asset classes as trends from late summer continued. Commodities detracted from performance due to choppiness in crude oil and huge adverse moves in natural gas. Transtrend was the only Portfolio Fund showing a loss for the month due to its short positions in natural gas.

In October the Portfolio Funds had the positioning that had been working in August and September with long positions in equity indices and fixed income and short positions in the U.S. dollar. In commodities, there were long positions in metals with short positions in energy and grains. These positions worked in the first three weeks of the month. Equities and metals appreciated and the U.S. dollar continued its decline, so those positions posted profits to the Partnership. However, the gains were offset by losses from the bond positions where yields rose and in the energy positions prices went up. Overall, the

Portfolio Funds finished the first three weeks of October slightly up. In the last week of October, big reversals hit most markets. Equities and commodities declined and the U.S. dollar and bonds rallied posting losses to the Partnership. Those reversals proved to be temporary and trends that had been in place since earlier in the year resumed during November. The Portfolio Funds kept their positioning during the week of reversals and thus were able to capitalize on the resumption of trends resulting in profits being posted to the Partnership.  In November, market moves were well aligned with positioning. Long positions in equity indices and global equity markets ended the month up significantly, resulting in profits being posted to the Partnership. Similarly, the U.S. dollar continued its slid and the Portfolio Funds benefiting from the short positions in the U.S. dollar. In fixed income, global interest rates continued to come down, resulting in profits for the Portfolio Funds posting profits to the Partnership in their long positions in interest rates and bond positions. Commodities also contributed positively to performance due to long positions in precious metals. Overall, three out of the four Trading Advisors made money in all asset classes as trends continued in the direction of their positioning. Losses were posted to the Partnership in December. This was due primarily to reversals in three of the six major asset classes in which the Partnership invests. Fixed income was the worst performer where yields rose sharply during the month, hurting long positioning in both interest rates and bonds. Currencies also saw a big reversal as the U.S. dollar appreciated sharply against major foreign currencies which went against the Portfolio Funds short positions in the U.S. dollar. Finally in commodities, oil, natural gas and precious metals saw big reversals, especially in the first part of December, hurting existing positions. Equity indices posted profits with the long term up trend continued, generating profits. However, the profits were not enough to offset the losses.

Most of the losses in 2009 came during the March-July period. March marked the beginning of significant reversals in equities, currencies and commodities which medium and long term trend Trading Advisors were not well prepared to deal with. These reversals caused relatively large losses at first until mid summer when the Trading Advisors finally turned around their portfolios to match the new trends. The rest of the year was marked by choppiness in a very large number of markets and smaller frequent reversals, which prevented the Partnership from making back earlier losses.

2008

Year ended December 31, 2008

Total Trading Profit (Loss)
ML Winton FuturesAccess LLC	$19,067,176
ML Aspect FuturesAccess LLC	25,131,209
ML Transtrend DTP Enhanced FuturesAccess LLC	25,962,636
ML Chesapeake FuturesAccess LLC	16,493,322

$86,654,343

The Partnership experienced a net trading profit for the year ended December 31, 2008 of $86,654,343

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

Performance Summary

2007

Year ended December 31, 2007

Total Trading Profit (Loss)
ML Winton FuturesAccess LLC	$11,721,846
ML Aspect FuturesAccess LLC	3,530,088
ML Transtrend DTP Enhanced FuturesAccess LLC	15,550,879
ML Chesapeake FuturesAccess LLC	(5,976,852)
ML JWH Strategic Allocation Fund LP *	(74,093,695)

$(49,267,734)

*JWH Strategic Allocation Fund LP liquidated in May 2007, effective June, 2007 the fund was Trendfollowing.

ML JWH Strategic Allocation Fund L.P. Sector Commentary for the period January — June 2007

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

The Partnership currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Partnership performance.

During all periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership costs, other than the insignificant currency trading costs which are not based on a percentage of the Partnership’s assets allocated to trading or total, and the Profit Shares payable to the Advisor based on the new Trading Profits generated by the Partnership excluding interest and after reduction for a portion of the Brokerage Commissions.

Unlike many investment Partnerships, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Partnership and the Portfolio Funds are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Partnership.

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

As a commodity pool, the Partnership maintains an extremely large percentage of its assets in cash at the underlying Fund, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Partnership has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the General Partner of the Partnership, has the ability to override decisions of one or more of the Trading Advisors to fund redemptions if necessary, but in practice the respective Trading Advisors would determine, in its discretion which investments should be liquidated.

(The Partnership has no off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

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

The Portfolio Funds’ under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

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

The Partnership’s risk exposure in the various market sectors traded by the Portfolio Funds is quantified below in terms of Value at Risk.  Due to the Portfolio Funds’ fair value accounting, any loss in the fair value of the Portfolio Funds’ open positions is directly reflected in the Portfolio Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The following information with respect to Value At Risk (“VAR”) is set forth in respect of the Portfolio Funds separately, rather than for the Partnership on a stand-alone basis.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with the Partnership’s open positions by market category for the fiscal years 2009 and 2008, with the period June 1, 2007 through December 31, 2007 and five months ended May 31, 2007. The Partnership’s average capitalization was approximately $617,644,302. During the fiscal years 2009 and 2008, the Partnership’s average capitalization was approximately $301,100,477 and $362,197,519.

Aspect Class DT (3)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$58,545	0.08%	$222,728	$1,853
Energy	47,040	0.06%	114,272	6,331
Interest Rates	6,024,920	8.02%	11,364,825	3,584,683
Metals	117,262	0.16%	470,218	2,758
Stock Indices	164,667	0.22%	640,072	4,509
Currencies	305,501	0.41%	850,750	74,503

TOTAL	$6,717,935	8.95%	$13,662,865	$3,674,637

(3) Average Capitalization of Aspect Class DT is $75,120,990.

Aspect Class DT (3)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$185,196	0.20%	$889,832	$40,581
Energy	291,253	0.32%	1,228,672	43,388
Interest Rates	5,380,977	5.93%	11,532,098	2,249,539
Metals	125,019	0.14%	564,269	38,558
Stock Indices	356,658	0.39%	1,448,188	15,889
Currencies	646,950	0.71%	2,490,817	27,035

TOTAL	$6,986,053	7.69%	$18,153,876	$2,414,990

(3) Average Capitalization of Aspect Class DT is $90,732,270.

Chesapeake Class DT (4)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$352,214	0.47%	$1,006,140	$58,438
Energy	202,637	0.27%	891,019	—
Interest Rates	4,385,844	5.82%	8,859,143	2,578,580
Metals	530,364	0.70%	1,606,549	25,831
Stock Indices	3,725	0.00%	43,115	—
Stock Futures	440,607	0.58%	1,952,608	—
Currencies	237,038	0.31%	754,785	17,417

TOTAL	$6,152,429	8.15%	$15,113,359	$2,680,266

(4) Average capitalization of Chesapeake Class DT is $75,351,581.

Chesapeake Class DT (4)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$529,522	0.59%	$1,383,301	$46,666
Energy	407,296	0.45%	1,037,186	—
Interest Rates	4,733,982	5.26%	6,598,772	2,370,577
Metals	221,449	0.25%	578,699	20,974
Stock Indices	0	0.00%	0	—
Stock Futures	96,842	0.11%	242,893	0
Currencies	702,668	0.78%	1,987,043	10,057

TOTAL	$6,691,759	7.44%	$11,827,894	$2,448,274

(4) Average capitalization of Chesapeake Class DT is $89,997,090.

Transtrend Class DT (2)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$119,001	0.16%	$517,498	$10,755
Energy	196,230	0.26%	732,217	3,582
Interest Rates	4,845,718	6.44%	7,298,634	2,592,282
Metals	76,241	0.10%	235,481	1,184
Stock Indices	291,525	0.39%	779,868	14,563
Currencies	228,493	0.30%	802,119	26,283

TOTAL	$5,757,208	7.65%	$10,365,817	$2,648,649

(2) Average capitalization of Transtrend Class DT is $75,287,863.

Transtrend Class DT (2)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$182,461	0.20%	$582,659	$9,194
Energy	285,767	0.31%	860,102	6,002
Interest Rates	3,320,343	3.66%	4,725,600	1,070,708
Metals	135,642	0.15%	367,108	5,320
Stock Indices	269,176	0.30%	559,898	74,117
Currencies	663,147	0.73%	1,885,356	22,246

TOTAL	$4,856,536	5.35%	$8,980,723	$1,187,587

(2) Average capitalization of Transtrend Class DT is $90,739,888.

Winton Class DT (5)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$23,349	0.03%	$59,461	$877
Energy	12,483	0.02%	28,334	378
Interest Rates	2,965,758	3.94%	3,534,637	2,556,359
Metals	61,345	0.08%	203,170	4,910
Stock Indices	123,451	0.16%	446,208	21,912
Currencies	256,475	0.34%	511,567	52,661

TOTAL	$3,442,861	4.57%	$4,783,377	$2,637,097

(5) Average capitalization of Winton Class DT is $75,340,044.

Winton Class DT (5)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$170,852	0.19%	$413,358	$14,904
Energy	179,406	0.20%	473,722	20,147
Interest Rates	2,951,536	3.25%	4,369,215	1,938,209
Metals	113,219	0.12%	272,303	1,798
Stock Indices	283,997	0.31%	1,162,635	10,490
Currencies	503,530	0.55%	1,134,007	38,278

TOTAL	$4,202,540	4.62%	$7,825,240	$2,023,826

(5) Average capitalization of Winton Class DT is $90,903,740.

Material Limitations on Value at Risk as an Assessment of Market Risk

May 31, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agriculture	$846,301	0.14%	$2,805,345	$—
Currencies	9,769,334	1.64%	17,688,603	14,804
Energy	1,595,481	0.27%	2,699,064	—
Interest Rates	27,474,079	4.61%	73,672,809	—
Metals	2,203,184	0.37%	6,999,047	—
Stock Indices	2,444,700	0.41%	5,459,142	—

TOTAL	$44,333,079	7.44%	$109,324,010	$14,804

The face value of the market sector instruments held by the Partnership and the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership and the Portfolio Funds.  The magnitude of the Partnership’s and the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and the Portfolio Funds to incur severe losses over a short period of time.  Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership’s and the Portfolio Funds’ trading.  The foregoing Value at Risk table — as well as the past performance of the Partnership and the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are generally immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90-95% of its assets which are held in cash at MLPF&S or BlackRock.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures through the Portfolio Funds after the change in structure— except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Partnership and for the trading conducted through Portfolio Funds to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure MLAI may urge the Portfolio Funds to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that the Portfolio Funds has begun to deviate from past practice and trading policies or to be trading erratically, MLAI basic risk control procedures consist simply of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Portfolio Funds.

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

Portfolio Funds may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Portfolio Funds at their sole discretion, may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

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

The Partnership and the Portfolio Funds have cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock sponsored money market fund in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S and in the BlackRock sponsored money market fund.

Item 8:          Financial Statements and Supplementary Data

Net Income by Quarter

Eight Quarters through December 31, 2009

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2008	2008	2008	2008
Total Income (Loss)	$(5,796,648)	$6,659,539	$(21,349,423)	$(5,966,415)	$50,692,975	$(32,940,061)	$29,201,641	$39,710,442
Total Expenses	2,724,237	2,847,380	3,039,014	3,511,697	3,648,937	3,505,091	3,816,647	4,258,994
Net Income (Loss)	$(8,520,885)	$3,812,159	$(24,388,437)	$(9,478,112)	$47,044,038	$(36,445,152)	$25,384,994	$35,451,448

Net Income (Loss) per weighted average Unit (a)	$(5.5641)	$2.3653	$(14.6420)	$(5.4437)	$25.06	$(18.42)	$12.29	$16.13

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

Item 9:          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Managers of MLAI dismissed Deloitte & Touche as the independent registered public accounting firm for the Partnership, effective April 20, 2009. The Board of Managers of MLAI, on behalf of the Partnership, approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Partnership, effective April 20, 2009.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership’s as of and for the year which ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

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

The Partnership’s management assessed the effectiveness of the Partnerships’ internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2009, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report for this annual report.

Item 9B:   Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers  and Corporate Governance

10(a) and 10(b)	Identification of Directors and Executive Officers:

As a Limited partnership, the Partnership has no officers or directors and is managed by MLAI.

Trading decisions are made by Portfolio Funds’ Trading Advisors on behalf of the Partnership.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer
(Principal Financial and Accounting Officer)

Deann Morgan	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 34 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri serves as Vice President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 43 years old, has been the Chief Financial Officer of MLAI since October 2007.  Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Management Investment Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 40 years old, has been a Vice President of MLAI and Managing Director of GIS since March 2008. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 2004 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

As of December 31, 2009, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $81,313,413.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                               Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Item 10(a) and (b) above.

(f)                                    Involvement in Certain Legal Proceedings:

None.

(g)                                 Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by its general partner, MLAI).

(b)                                 Security Ownership of Management:

As of December 31, 2009, MLAI owned 41,909 Unit-equivalent general partnership interests, which was 2.91% of the total Units outstanding. No partner holder owns 5% or more of the Fund’s Partnership interests.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Partnership

Some of the service providers to the Partnership are affiliates of Merrill Lynch. However, none of the fees paid by the Partnership to such Merrill Lynch affiliates were negotiated and such fees charged to the Partnership might be higher than would have been obtained in arms-length negotiations.

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

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI would be considered independent (based on the definition of an independent director under NASDAQ rules).

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2009 were $85,000.

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the years ended December 31, 2008 were $85,000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2009 and 2008 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2009 were $90,100.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s tax returns for the year ended December 31, 2008 were $106,000.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 and for any other professional services in relation to the Partnership.

No fees were billed by Deloitte and Touche LLP or Deloitte Tax LLP or any member firm of Deloitte Touche Tohmatsu and their respective affiliates for the year ended December 31, 2008 or for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:	Exhibits and Financial Statement Schedules
			Page
	1.	Financial Statements:

		REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

		FINANCIAL STATEMENTS:

		Statements of Financial Condition as of December 31, 2009 and 2008	3

		Statements of Operations for the years ended December 31, 2009, 2008 and 2007	4

		Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	5

		Financial Data Highlights for the years ended December 31, 2009, 2008 and 2007	6

		Notes to Financial Statements	7

	2.	Financial Statement Schedules:

		(a) Financial Statements of ML Aspect FuturesAccess LLC

		Report of Independent Registered Public Accounting Firms	1

		Statements of Financial Condition as of December 31, 2009 and 2008	3

		Statements of Operations for the years ended December 31, 2009, 2008 and 2007	4

		Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007	5

		Financial Data Highlights for the years ended December 31, 2009, 2008 and 2007	7

		Notes to Financial Statements	10

		(b) Financial Statements of ML Chesapeake FuturesAccess LLC

		Report of Independent Auditors	1

		Statements of Financial Condition as of December 31, 2009 and 2008	3

		Statements of Operations for the years ended December 31, 2009 and 2008	4

		Statements of Changes in Members’ Capital for the years ended December 31, 2009 and 2008	5

		Financial Data Highlights for the years ended December 31, 2009 and 2008	7

		Notes to Financial Statements	9

(c) Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

Report of Independent Registered Public Accounting Firms	1

Financial Statements

Statements of Financial Condition as of December 31, 2009 and 2008	3

Statements of Operations for the years ended December 31, 2009, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	4

Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	5

Financial Data Highlights for the years ended December 31, 2009, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	7

Notes to Financial Statements	10

(d) Financial Statements of ML Winton FuturesAccess LLC

Report of Independent Registered Public Accounting Firms	1

Financial Statements

Statements of Financial Condition as of December 31, 2009 and 2008	3

Statements of Operations for the years ended December 31, 2009, 2008 and 2007	4

Statements of Changes in Members’ Capital for the years ended December 31, 2009, 2008 and 2007	5

Financial Data Highlights for the years ended December 31, 2009, 2008 and 2007	7

Notes to Financial Statements	10

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                       Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01(i)	Amended and Restated Certificate of Limited Partnership of ML JWH Strategic Allocation Fund L.P.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Form 8-K filed August 13, 2007.

3.01(ii)	Eighth Amended and Restated Limited Partnership Agreement.

Exhibit 3.01(ii):	Is filed herewith.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of ML Aspect FuturesAccess LLC

13.03	Financial Statements of ML Chesapeake FuturesAccess LLC

13.04	Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

13.05	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 13.01, Exhibit 13.02, Exhibit 13.03, Exhibit 13.04 and Exhibit 13.05:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02:	Are filed herewith.

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
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 31, 2010
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2010
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Dean Morgan	Vice President and Manager	March 31, 2010
Dean Morgan

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TREND-FOLLOWING FUTURES FUND L.P.

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibits

Exhibit 3.01(ii)	Eighth Amended and Restated Limited Partnership Agreement.

Exhibit 13.01	Registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	ML Aspect FuturesAccess Financial Statements as of and for the years ended December 31, 2009, 2008 and 2007 and Report of Independent Registered Public Accounting Firms

Exhibit 13.03	ML Chesapeake FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2009 and 2008 and Report of Independent Auditors (Under the Liquidation Basis of Accounting)

Exhibit 13.04

ML TransTrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2009 and 2008 and for the Period April 2, 2007 (Commencement of Operations) to December 31, 2007 and Report of Independent Registered Public Accounting Firms

Exhibit 13.05	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2009, 2008 and 2007and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02                         Rule 13a – 14(a) / 15d – 14(a) Certifications

Exhibit 32.01 and 32.02                         Sections 1350 Certifications