Form 10-Q
period 2010-03-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2010-05-14
CIK 1005177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2010, 1,358,724 units of limited partnership interest membership were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS:
Cash and cash equivalents	$234,812	$236,960
Investments in Portfolio Funds (cost $199,311,541 for 2010 and $205,798,913 for 2009)	249,365,408	252,194,542
Due from Portfolio Funds	6,969,521	11,698,600
Accrued interest receivable	39	80
TOTAL ASSETS	$256,569,780	$264,130,182

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$854,937	$868,235
Redemptions payable	6,275,713	11,251,332
Other liabilities	88,458	86,698

Total liabilities	7,219,108	12,206,265

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	8,313,413	8,313,413
Limited Partners (1,316,990 Units and 1,390,359 Units)	241,037,259	243,610,504

Total partners’ capital	249,350,672	251,923,917

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$256,569,780	$264,130,182

NET ASSET VALUE PER UNIT
(Based on 1,358,724 and 1,432,093 Units outstanding; unlimited Units authorized)	$183.5183	$175.9131

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2010	2009
TRADING PROFIT (LOSS):

Realized, net	9,246,023	$7,916,653
Change in unrealized, net	3,658,238	(13,885,456)
Total trading profit (loss)	12,904,261	(5,968,803)

INVESTMENT INCOME:
Interest	226	2,388

EXPENSES:
Wrap fee	2,487,465	3,449,197
Administrative and filing fees	13,710	—
Other Expenses	—	62,500
Total expenses	2,501,175	3,511,697

NET INVESTMENT (INCOME) LOSS	(2,500,949)	(3,509,309)

NET PROFIT (LOSS)	$10,403,312	$(9,478,111)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	$1,413,283	1,741,129

Net (loss) per weighted average General Partner and Limited Partner Unit	$7.36	$(5.44)

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2008	1,766,400	$8,313,413	$343,561,095	$351,874,508

Subscriptions	15,988	—	3,185,216	3,185,216

Net Profit (Loss)	—	(237,240)	(9,240,871)	(9,478,111)

Redemptions	(114,092)	—	(22,509,757)	(22,509,757)

PARTNERS’ CAPITAL, March 31, 2009	1,668,296	$8,076,173	$314,995,682	$323,071,856

PARTNERS’ CAPITAL, December 31, 2009	1,432,093	$8,313,413	$243,610,504	$251,923,917

Subscriptions	9,827	—	1,705,335	1,705,335

Net Profit (Loss)	—	—	10,403,312	10,403,312

Redemptions	(83,196)	—	(14,681,892)	(14,681,892)

PARTNERS’ CAPITAL, March 31, 2010	1,358,724	$8,313,413	$241,037,259	$249,350,672

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Per Unit Operating Performance:

Net asset value, beginning of period	$175.91	$199.20

Net Realized and net unrealized change in trading profit (loss)	9.38	(3.54)
Expenses (1)	(1.77)	(2.02)

Net asset value, end of period	$183.52	$193.65

Total Return: (3)

Total return	4.32%	-2.79%

Ratios to Average Net Assets: (1),(2)

Expenses	1.02%	1.02%

Net investment profit (loss)	4.49%	-2.79%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual partners’ return may vary from these returns based on timing of capital transactions.

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

On April 20, 2007, MLAI issued an announcement regarding a restructuring of the Partnership, effective June 1, 2007.  As part of the restructuring the following occurred:

•                  The Partnership changed its name to ML Trend-Following Futures Fund L.P.

•                  The Partnership’s assets were reinvested in MLAI-sponsored Portfolio Funds: ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). Chesapeake was liquidated on January 31, 2010 and was replaced with ML BlueTrend FuturesAccess LLC (“BlueTrend”). These Portfolio Funds employ a variety of systematic models with an emphasis on a style of investment commonly referred to as “diversified trend following” and the Partnership no longer utilizes the services of John W. Henry & Company, Inc. as the commodity trading advisor.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and  2009. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

Estimates

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

2.     INVESTMENTS IN PORTFOLIO FUNDS

The four Portfolio Funds in which the Partnership is invested in as of March 31, 2010 are; Winton, Aspect, Transtrend and Bluetrend. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

The investment transactions were accounted for on a trade date basis. The investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the Portfolio Funds’ Managers.

The Investment in Portfolio Funds at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 3/31/10	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$62,341,352	25.00%	2,594,081	46,448,354	(232,554)	—	Monthly
ML Aspect FuturesAccess LLC	62,341,352	25.00%	2,217,416	50,469,876	(232,082)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	62,341,352	25.00%	4,228,514	45,514,152	(156,334)	—	Monthly
ML Chesapeake FuturesAccess LLC*	—	0.00%	(1,787,343)	—	(51,094)	—	Monthly
ML Bluetrend FuturesAccess LLC	62,341,352	25.00%	5,651,593	56,879,159	(106,551)	—	Monthly

Total Investment in Portfolio Funds at fair value	$249,365,408	100.00%	12,904,261	199,311,541

December 31, 2009

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/09	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$63,048,635	25.02%	$(5,336,877)	$49,017,143	$(1,141,376)	$(58)	Monthly
ML Aspect FuturesAccess LLC	63,048,636	25.02	(9,013,890)	52,913,668	(1,136,895)	(4,019)	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	63,048,635	25.02	(11,662,966)	49,054,433	(755,300)	(127)	Monthly
ML Chesapeake FuturesAccess LLC*	63,048,636	25.02	(443,571)	54,813,669	(764,642)	(49,803)	Monthly

Total Investment in Portfolio Funds at fair value	$252,194,542	100.08%	$(26,457,304)	$205,798,913

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which requires disclosure.

	As of March 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$798,187,296	$12,437,104	$785,750,192
Aspect	273,904,038	2,602,477	271,301,561
Transtrend	266,062,137	14,549,068	251,513,069
Bluetrend	250,350,337	8,589,953	241,760,384

Total	$1,588,503,808	$38,178,602	$1,550,325,206

	As of December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Winton	$766,300,520	$16,264,053	$750,036,467
Aspect	271,191,373	5,562,211	265,629,162
Transtrend	238,072,475	2,171,789	235,900,686
Chesapeake*	163,226,178	11,079,623	152,146,555

	$1,438,790,546	$35,077,676	$1,403,712,870

	For the three months ended March 31,2010
	Income (Loss)	Commissions	Other	Net Income (Loss)
Winton	$2,864,052	$(17,083)	$(252,888)	$2,594,081
Aspect	2,515,578	(30,500)	(267,662)	2,217,416
Transtrend	4,523,722	(104,654)	(190,554)	4,228,514
Chesapeake*	(1,716,301)	(5,817)	(65,225)	(1,787,343)
Bluetrend	7,398,688	(49,752)	(1,697,343)	5,651,593

Total	$15,585,739	$(207,806)	$(2,473,672)	$12,904,261

	For the three months ended March 31,2009
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(660,917)	$(18,963)	$(355,887)	$(1,035,767)
Aspect	(1,145,409)	(26,024)	(362,568)	(1,534,001)
Transtrend	(2,008,489)	(74,392)	(265,398)	(2,348,279)
Chesapeake*	(765,267)	(12,653)	(265,131)	(1,043,051)

Total	$(4,580,082)	$(132,032)	$(1,248,984)	$(5,961,098)

3.    FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments is recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statements of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. MLAI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Investments in Portfolio Funds are valued using the net asset value reported by the investment company, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds interests, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Partnership determined that its investments in these portfolio funds in this case, would be classified as Level II.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2010	$249,365,408	$—	$249,365,408	$—
December 31, 2009	$252,194,542	$—	$252,194,542	$—

There were no significant transfers to or from Level I or II during the quarter ended March 31, 2010.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective trading advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by respective trading advisors.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Portfolio Funds’ Statements of Financial Condition. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements, that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to the fair value measurements disclosure. Pursuant to this update, additional disclosures in the financial statements relating to transfers in and out of Levels 1 and 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in Level 3 rollforward, will be required. In addition, this update provides clarifications on i) the level of aggregation of classes of assets and liabilities disclosed in the fair value measurement disclosures and ii) disclosures relating to the inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward which are effective for fiscal years beginning after December 15, 2010. This update further enhances the fair value disclosures and the Sponsor has determined that the adoption of this update on January 1, 2010, did not have a material impact to the Partnership’s financial statements.

6.    SUBSEQUENT EVENTS

BlueCrest recently notified MLAI that it would close the underlying trading strategy of BlueTrend to new investments due to capacity constraints on the strategy.  BlueCrest is taking this action in order to help protect the future performance of the BlueTrend trading strategy from over-investment.  Based on BlueCrest’s decision, MLAI closed BlueTrend to new investments as of April 1, 2010,

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2009	$199.54	$199.02	$193.65
2010	$169.62	$173.32	$183.52

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010          .

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Partnership capital decreased 1.02% from $251,923,917 to $249,350,672.  This decrease was attributable to the net gain from operations of $10,403,312, coupled with the redemption of 83,196 Redeemable Units resulting in an outflow of $14,681,892.  The cash outflow was offset with cash inflow of $1,705,334 due to subscription of 9,827 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value see Note 3, Fair Value of Investments.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

Interest Rates and Income

The Partnership currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Partnership performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Partner is individually responsible for reporting income or loss based on such Partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership follows the ASC guidance issued for accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States — 2007.

Results of Operations

January 1, 2010 to March 31, 2010

The Partnership experienced a net trading profit of $12,904,261for the first quarter of 2010.

The Portfolio Funds’ long positions in equities, commodities and short positions in the U.S. dollar resulted in profits posted to the Partnership at the beginning of January.  Markets then reversed and losses were posted in each of these asset classes and all gains accumulated through the middle of the month were given back in these various markets.  Fixed income was one asset class where existing positioning were profitable. Long positions in short term interest rate contracts posted gains however, these gains were not enough to offset losses in the three other major asset classes resulting in losses being posted to the Partnership at the end of January.

The Portfolio Funds had positive performance in February resulting in profits being posted to the Partnership. Long positions in fixed income drove performance. Yields generally moved lower over the course of the month and the Portfolio Funds benefited from having long exposure to both bonds and short term interest rate contracts. The managers benefited from short positions in European currency exposure due to the Euro and British pound losing value against the U.S. dollar. In other asset classes, some choppiness and a lack of significant trends meant that equity indices and commodities did not have much of an impact on the month’s returns.

The Portfolio Funds had positive performance in March resulting in profits being posted to the Partnership. Equity indices drove performance for most Portfolio Funds’ trading advisors. Positioning was firmly on the long side due to the strength of the current up trends in global equity indices. Commodities were also profitable across the board due to long positions in oil and metals and short positions in natural gas and grains. Positioning was spot on in most of these sub sectors. Oil and metals generally rose and natural gas and grains declined in March. Currencies also posted profits to the Partnership. The Euro and British pound ended the month down, benefiting short positions in these currencies. On the other hand the Canadian and Australian dollars rose, resulting in profits due to their long positions in these currencies. Fixed income was the only losing asset class. Short term interest rate contracts generally stayed flat, but yields on longer term government bonds rose during the month, causing some losses to long positions in those instruments. Overall, the yield moves were not very large, so losses were contained.

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

The Partnership has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The following information with respect to Value At Risk (VAR) is set forth in respect of the Portfolio Funds separately, rather than for the Partnership on a stand-alone basis.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk which is the sum of the individual Portfolio Funds’ tables. The Value at Risk table is also associated with the Partnership’s open positions by market category for the three months ended March 31, 2010 and 2009.

	March 31, 2010
Aspect Class DT (3) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$412,873	0.67%	$464,297	$335,831
Energy	827,725	1.35%	930,819	673,271
Interest Rates	2,256,627	3.68%	2,537,693	1,835,540
Metals	685,340	1.12%	770,699	557,455
Stock Indices	850,970	1.39%	956,960	692,179
Currencies	110,734	0.18%	124,527	90,071

TOTAL	$5,144,269	8.39%	$5,784,995	$4,184,347

(3) Average Capitalization of Aspect Class DT is $61,389,455.

	March 31, 2009
Aspect Class DT (3) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$63,773	0.07%	$191,320	$41,350
Energy	31,147	0.04%	93,440	21,533
Interest Rates	5,145,751	6.03%	15,437,252	4,070,454
Metals	41,746	0.05%	125,238	34,883
Stock Indices	42,661	0.05%	127,984	38,782
Currencies	153,197	0.18%	459,592	84,599

TOTAL	$5,478,275	6.42%	$16,434,826	$4,291,601

(3) Average Capitalization of Aspect Class DT is $85,295,625.

	March 31, 2010
Transtrend Class DT (2) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$571,205	0.93%	$799,645	$362,160
Energy	2,334,724	3.80%	3,268,445	1,480,281
Interest Rates	1,335,466	2.18%	1,869,557	846,724
Metals	532,586	0.87%	745,582	337,675
Stock Indices	815,043	1.33%	1,141,002	516,761
Currencies	1,845,896	3.01%	2,584,122	1,170,351

TOTAL	$7,434,920	12.12%	$10,408,353	$4,713,952

(2) Average capitalization of Transtrend Class DT is $61,360,267.

	March 31, 2009
Transtrend Class DT (2) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$340,668	0.40%	$1,022,004	$115,800
Energy	295,540	0.35%	886,620	55,314
Interest Rates	4,955,523	5.81%	14,866,568	3,646,403
Metals	18,083	0.02%	54,248	3,497
Stock Indices	335,900	0.39%	1,007,700	20,485
Currencies	65,434	0.08%	196,303	36,971

TOTAL	$6,011,148	7.05%	$18,033,443	$3,878,470

(2) Average capitalization of Transtrend Class DT is $85,295,625.

	March 31, 2010
Winton Class DT (5) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$503,650	0.82%	$584,322	$433,053
Energy	329,662	0.54%	382,466	283,454
Interest Rates	933,331	1.52%	1,082,828	802,507
Metals	926,896	1.51%	1,075,362	796,974
Stock Indices	923,103	1.50%	1,070,961	793,712
Currencies	610,513	0.99%	708,303	524,938

TOTAL	$4,227,155	6.88%	$4,904,242	$3,634,638

(5) Average capitalization of Winton Class DT is $61,389,455.

	March 31, 2009
Winton Class DT (5) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$58,531	0.07%	$175,597	$38,800
Energy	10,744	0.01%	32,236	3,659
Interest Rates	3,654,083	4.28%	10,962,240	3,219,496
Metals	10,942	0.01%	32,830	5,985
Stock Indices	30,295	0.04%	90,885	26,710
Currencies	123,037	0.14%	369,111	64,192

TOTAL	$3,887,632	4.55%	$11,662,899	$3,358,842

(5) Average capitalization of Winton Class DT is $85,294,625.

	March 31, 2010
Bluetrend Class DT (2) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$274,755	0.90%	$379,384	$131,593
Energy	2,353,195	7.67%	3,249,313	1,127,061
Interest Rates	1,953,327	6.37%	2,697,172	935,544
Metals	232,697	0.76%	321,310	111,450
Stock Futures	1,184,199	3.86%	1,635,154	567,171
Currencies	79,414	0.26%	109,655	38,035

TOTAL	$6,077,587	19.82%	$8,391,988	$2,910,854

(2) Average capitalization of Bluetrend Class DT is $30,664,254.

	March 31, 2009
Chesapeake Class DT (4) Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$168,742	0.20%	$506,227	$120,812
Interest Rates	3,788,900	4.44%	11,366,701	3,491,307
Metals	39,501	0.05%	118,502	35,915
Stock Futures	531	0.00%	1,594	298
Currencies	36,324	0.04%	108,971	21,840

TOTAL	$4,033,998	4.73%	$12,101,995	$3,670,172

(4) Average capitalization of Chesapeake Class DT is $85,294,625.

Liquidated as of January 31, 2010.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership and the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership and the Portfolio Funds.  The magnitude of the Partnership’s and the Portfolio Funds’ open positions’ creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and the Portfolio Funds to incur severe losses over a short period of time.   Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership’s and the Portfolio Funds’ trading. The foregoing Value at Risk table — as well as the past performance of the Partnership and the Portfolio Funds — gives no indication of this “risk of ruin.”

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

Item 4T. Controls and Procedures

MLAI, the general partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on

Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange

Commission on March 31, 2010.

Item 2.                    Unregistered Sales of Securities and Use of Proceeds

(a)   Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S

	Subscription
	Amount	Units	NAV
Jan-10	$432,387	$2,458	175.91
Feb-10	194,727	1,148	169.62
Mar-10	1,078,220	6,221	173.32
Apr-10	177,277	966	183.52

(b) None.

(c) None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved)

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

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

ML TREND-FOLLOWING FUTURES FUND L.P.

By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 14, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)