Form 10-Q
period 2010-06-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2010-08-13
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Four World Financial Center, 10th Floor

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

As of June 30, 2010, 1,282,429 units of limited partnership interest membership were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS:
Cash and cash equivalents	$248,698	$236,960
Investments in Portfolio Funds (cost $186,600,796 for 2010 and $205,798,913 for 2009)	230,095,424	252,194,542
Due from Portfolio Funds	4,489,191	11,698,600
Accrued interest receivable	73	80

TOTAL ASSETS	$234,833,386	$264,130,182

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$870,942	$868,235
Redemptions payable	3,706,711	11,251,332
Other liabilities	—	86,698

Total liabilities	4,577,653	12,206,265

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	8,313,413	8,313,413
Limited Partners (1,240,695 Units and 1,390,359 Units)	221,942,320	243,610,504

Total partners’ capital	230,255,733	251,923,917

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$234,833,386	$264,130,182

NET ASSET VALUE PER UNIT (Based on 1,282,429 and 1,432,093 Units outstanding; unlimited Units authorized)	$179.5466	$175.9131

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
TRADING PROFIT (LOSS):
Realized, net	$3,803,201	$3,765,833	13,049,224	$11,682,486
Change in unrealized, net	(6,559,239)	(25,116,609)	(2,901,001)	(39,002,065)
Total trading profit (loss)	(2,756,038)	(21,350,776)	10,148,223	(27,319,579)

INVESTMENT INCOME:
Interest	150	1,353	376	3,741

EXPENSES:
Wrap fee	2,426,313	3,080,984	4,913,778	6,530,181
Administrative and filing fees	—	—	13,710	—
Other Expenses	—	(41,970)	—	20,530
Total expenses	2,426,313	3,039,014	4,927,488	6,550,711

NET INVESTMENT (INCOME) LOSS	(2,426,163)	(3,037,660)	(4,927,112)	(6,546,970)

NET PROFIT (LOSS)	(5,182,201)	$(24,388,437)	$5,221,111	$(33,866,549)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,330,113	1,665,654	$1,371,699	1,703,391

Net income(loss) per weighted average General Partner and Limited Partner Unit	$(3.90)	$(14.64)	$3.81	$(19.88)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended June 30, 2010 and 2009

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2008	1,766,400	$8,313,413	$343,561,095	$351,874,508

Subscriptions	55,411	—	10,627,664	10,627,664

Net Profit (Loss)		(859,196)	(33,007,353)	(33,866,549)

Redemptions	(196,176)		(37,667,068)	(37,667,068)

PARTNERS’ CAPITAL, June 30, 2009	1,625,635	$7,454,217	$283,514,338	$290,968,555

PARTNERS’ CAPITAL, December 31, 2009	1,432,093	$8,313,413	$243,610,504	$251,923,917

Subscriptions	14,935	—	2,633,967	2,633,967

Net Profit (Loss)	—	—	5,221,111	5,221,111

Redemptions	(164,599)	—	(29,523,262)	(29,523,262)

PARTNERS’ CAPITAL, June 30, 2010	1,282,429	$8,313,413	$221,942,320	$230,255,733

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Per Unit Operating Performance:

Net asset value, beginning of period	$183.52	$175.91

Net Realized and net unrealized change in trading profit (loss)	(2.15)	7.23
Expenses (1)	(1.82)	(3.59)

Net asset value, end of period	$179.55	$179.55

Total Return: (3)

Total return	-2.16%	2.07%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	2.02%

Net investment profit (loss)	-2.08%	2.41%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Per Unit Operating Performance:

Net asset value, beginning of year	$193.65	$199.20

Realized and unrealized change in trading profit (loss)	(12.84)	(16.38)
Interest income	0	0
Expenses (1)	(1.82)	(3.83)

Net asset value, end of period	$178.99	$178.99

Total Return: (3)

Total return	-7.57%	-10.15%

Ratios to Average Net Assets: (1),(2)

Expenses	5.22%	1.99%

Net investment profit (loss)	-2.46%	-10.55%

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

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”) formerly known as ML JWH Strategic Allocation Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI”) the general partner of the Partnership, among four underlying FuturesAccess Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”) (See Note 2). The Portfolio Funds are a group of commodity pools sponsored by MLAI, each of which places substantially all of its assets in a managed futures and forward trading account managed by a single or multiple commodity trading advisors.  Each of the Portfolio Funds implements a different trading strategy.

On April 20, 2007, MLAI issued an announcement regarding a restructuring of the Partnership, effective June 1, 2007.  As part of the restructuring the following occurred:

•              The Partnership changed its name to ML Trend-Following Futures Fund L.P.

•              The Partnership’s assets were reinvested in MLAI-sponsored Portfolio Funds: ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”).  These Portfolio Funds employ a variety of systematic models with an emphasis on a style of investment commonly referred to as “diversified trend following” and the Partnership no longer utilized the services of John W. Henry & Company, Inc. (“JWH®”) as a commodity trading advisor.

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

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of June 30, 2010 and the results of its operations for the three and six months ended June 30, 2010 and 2009. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               INVESTMENTS IN PORTFOLIO FUNDS

The four Portfolio Funds in which the Partnership is invested in as of June 30, 2010 are; Winton, Aspect, Transtrend and Bluetrend. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

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

The Investment in Portfolio Funds at June 30, 2010 and December 31, 2009 are as follows:

June 30, 2010

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$57,523,856	24.98%	$4,205,052	$41,752,330	$(462,144)	$—	Monthly
ML Aspect FuturesAccess LLC	57,523,856	24.98%	2,169,176	46,692,866	(459,596)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	57,523,856	24.98%	2,286,013	43,596,821	(306,367)	—	Monthly
ML Chesapeake FuturesAccess LLC*	—	0.00%	(1,787,343)	—	(51,094)	—	Monthly
ML Bluetrend FuturesAccess LLC	57,523,856	24.98%	3,275,325	54,558,779	(261,355)	—	Monthly

Total Investment in Portfolio Funds at fair value	$230,095,424	99.92%	$10,148,223	$186,600,796	$(1,540,556)	$—

December 31, 2009

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$63,048,635	25.02%	$(5,336,877)	$49,017,143	$(1,141,376)	$(58)	Monthly
ML Aspect FuturesAccess LLC	63,048,636	25.02	(9,013,890)	52,913,668	(1,136,895)	(4,019)	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	63,048,635	25.02	(11,662,966)	49,054,433	(755,300)	(127)	Monthly
ML Chesapeake FuturesAccess LLC*	63,048,636	25.02	(443,571)	54,813,669	(764,642)	(49,803)	Monthly

Total Investment in Portfolio Funds at fair value	$252,194,542	100.08%	$(26,457,304)	$205,798,913	$(3,798,213)	$(54,007)

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of June 30, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$812,417,812	$18,893,855	$793,523,957
Aspect	272,687,239	8,646,378	264,040,861
Transtrend	246,620,488	1,931,258	244,689,230
Bluetrend	247,458,410	9,610,164	237,848,246

Total	$1,579,183,949	$39,081,655	$1,540,102,294

	As of December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Winton	$766,300,520	$16,264,053	$750,036,467
Aspect	271,191,373	5,562,211	265,629,162
Transtrend	238,072,475	2,171,789	235,900,686
Chesapeake*	163,226,178	11,079,623	152,146,555

	$1,438,790,546	$35,077,676	$1,403,712,870

	For the six months ended June 30, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$4,744,654	$(39,267)	$(500,335)	$4,205,052
Aspect	2,763,546	(70,249)	(524,121)	2,169,176
Transtrend	2,840,084	(185,262)	(368,809)	2,286,013
Chesapeake*	(1,716,301)	(5,817)	(65,225)	(1,787,343)
Bluetrend	4,457,140	(92,039)	(1,089,776)	3,275,325

Total	$13,089,123	$(392,634)	$(2,548,266)	$10,148,223

	For the six months ended June 30, 2009
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(5,602,979)	$(40,114)	$(683,122)	$(6,326,215)
Aspect	(11,015,684)	(104,555)	(701,711)	(11,821,950)
Transtrend	(1,492,762)	(177,096)	(513,444)	(2,183,302)
Chesapeake*	(6,449,396)	(32,148)	(502,365)	(6,983,909)

Total	$(24,560,821)	$(353,913)	$(2,400,642)	$(27,315,376)

* Liquidated as of January 31, 2010.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, as a practical expedient which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds interests, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Partnership determined that its investments in these portfolio funds in this case, would be classified as Level II.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2010	$230,095,424	$—	$230,095,424	$—
December 31, 2009	$252,194,542	$—	$252,194,542	$—

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

6.         SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Partnership and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June
2009	$199.54	$199.02	$193.65	$188.68	$185.32	$178.99
2010	$169.62	$173.32	$183.52	$186.87	$178.84	179.55

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2010, Partnership capital decreased 8.60% from $251,923,917 to $230,255,733.  This decrease was attributable to the net gain from operations of $5,221,111, coupled with the redemption of 164,599 Redeemable Units resulting in an outflow of $29,523,262.  The cash outflow was offset with cash inflow of $2,633,967 due to subscription of 14,935 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

January 1, 2010 to March 31, 2010

The Partnership experienced a net trading profit of $12,904,261 for the first quarter of 2010.

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

April 1, 2010 to June 30, 2010

The Partnership experienced a net trading loss of $2,756,038 for the second quarter of 2010.

The Portfolio Funds had positive performance in April resulting in profits being posted to the Partnership.  In fixed income, falling overall G7 (Canada, France, Germany, Italy, Japan, United Kingdom and United States) yields meant that long positions were profitable. In currencies, a balanced posture with short European currencies against long positions in commodity and emerging markets currencies posted profits to the Partnership. In commodities, some sectors lost money which was offset by gains in the energies and metals sectors. While U.S. equity indices ended the month up, European and Asian markets generally ended the month lower. All trading advisors were long in global equity indices with profits or losses dependent upon their relative size in various geographies.

The Portfolio Funds had a negative performance in May posting losses to the Partnership.  Equities, oil, natural gas and industrial metals all saw reversals with some markets moving more than 10% in the opposite direction of the trend. By the end of May, most Portfolio Funds were very light in equities (but still long) and slightly short positions in energies. Other losing commodity positions were also cut, with the only remaining long exposure being in precious metals. Currencies performance varied as some trading advisors posted profits and some lost money in the asset class. Performance depended on the relative size of short European currency positions vs. long positions in commodities and emerging markets currency positions.  The trading advisors with larger short positions in European currencies managed to make money in the asset class. Fixed income yields came down during the month of May as investors sought safety in government securities. The trading advisors long positioning benefited from these moves however, the gains were not enough to offset losses in other portfolio areas.

The Portfolio Funds posted losses to the Fund as performance was quite mixed among trading advisors. Equities and many commodity sectors incurred significant reversals with the trading advisors being caught on the wrong side of trades. As a result, they had moved to cut risk in those asset classes. Coming into June, the trading advisors still had on some long equity exposure. They were also long precious metals, short grains and neutral in the energy sector. But in general, position sizes tended to be small. When equities continued to move downward during June and commodities continued to experience some moves that were adverse to positioning, losses were incurred. In June, currencies were generally the worst performing asset class for the trading advisors. Having significant short European currency exposure was bad for performance as two major currencies, the British pound and Swiss franc rallied. There were some gains from short euro positions, but these were not enough to counter losses incurred from reversals in the British pound and Swiss franc. Fixed income was a solid winning asset class for the trading advisors. Long positions across the yield curve generated positive returns as yields came down as a result of stronger risk adverse sentiment, especially in the second half of June. Fixed income also happened to be a portfolio area where risk was relatively greater than in other asset classes, so gains here were able to counter losses or mixed performance in all other sectors.

January 1, 2009 to March 31, 2009

During the first quarter of 2009, the Partnership's Net Asset Value per Unit decreased 2.67% from $199.20 to $193.89 as compared to an increase of 9.67% in the same period of 2008.  The Partnership experienced a net trading loss in the first quarter of 2009 of $5,968,803.

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

The Partnership posted losses at the end of the quarter. At the start of March, the Portfolio Funds were positioned long in the fixed income markets. Most Portfolio Funds kept this positioning throughout the month and benefited from falling yields resulting in profits posted for the Partnership. This was the only sector contributing to profits for the Partnership for March. All other sectors had negative attribution for the month as a result of significant reversals in many markets. During March, equity markets rallied, following some positive corporate news in the first week. When the U.S. Federal Reserve announced the start of quantitative easing midmonth, the U.S. dollar began losing value against most major currencies along with commodity markets which are negatively correlated with the U.S. dollar and risk aversion, moved up. The Portfolio Funds are medium to long term trend followers and were not in a position to cut exposures very fast and were negatively affected by these reversals.

April 1, 2009 to June 30, 2009

During the second quarter of 2009, the Partnership's Net Asset Value per Redeemable Unit decreased 7.68% from $193.89 to $178.99 as compared to an increase of 6.95% in the same period of 2008.  The Partnership experienced a net trading loss in the second quarter of 2009 of $21,350,776.

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

Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of their Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. n the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk which is the sum of the individual Portfolio Funds’ tables. The Value at Risk table is also associated with the Partnership’s open positions by market category for the six months ended June 30, 2010 and 2009.

June 30, 2010

Aspect Class DT (3)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$347,720	0.58%	$440,199	$265,239
Energy	538,642	0.89%	882,507	255,226
Interest Rates	1,709,270	2.83%	2,405,980	1,115,972
Metals	577,631	0.96%	730,698	441,047
Stock Indices	634,589	1.05%	907,291	403,427
Currencies	665,531	1.10%	1,490,858	85,396

TOTAL	$4,473,383	7.41%	$6,857,533	$2,566,307

(3) Average Capitalization of Aspect Class DT is $60,367,423.

June 30, 2009

Aspect Class DT (3)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$53,216	0.07%	$319,298	$2,090
Energy	52,304	0.06%	313,825	11,286
Interest Rates	7,210,013	8.91%	43,260,077	4,042,808
Metals	37,661	0.05%	225,965	3,111
Stock Indices	37,281	0.05%	223,687	5,085
Currencies	187,959	0.23%	1,127,751	84,024

TOTAL	$7,578,434	9.37%	$45,470,603	$4,148,404

(3) Average Capitalization of Aspect Class DT is $80,889,208.

June 30, 2010

Transtrend Class DT (2)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$518,307	0.86%	$856,791	$278,529
Energy	1,955,127	3.24%	3,099,978	954,529
Interest Rates	829,490	1.38%	1,773,193	220,835
Metals	328,731	0.55%	707,152	85,739
Stock Indices	690,234	1.14%	1,082,191	341,897
Currencies	1,710,033	2.84%	2,890,273	939,581

TOTAL	$6,031,922	10.01%	$10,409,578	$2,821,110

(2) Average capitalization of Transtrend Class DT is $60,293,595.

June 30, 2009

Transtrend Class DT (2)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$204,209	0.25%	$1,225,253	$87,687
Energy	276,491	0.34%	1,658,949	46,285
Interest Rates	6,376,162	7.83%	38,256,973	3,051,202
Metals	15,619	0.02%	93,713	1,737
Stock Indices	255,531	0.31%	1,533,189	17,141
Currencies	233,777	0.29%	1,402,664	30,936

TOTAL	$7,361,789	9.04%	$44,170,741	$3,234,988

(2) Average capitalization of Transtrend Class DT is $81,398,026.

June 30, 2010

Winton Class DT (5)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$372,259	0.62%	$533,886	$219,160
Energy	248,163	0.41%	349,453	150,391
Interest Rates	976,017	1.62%	1,293,477	733,238
Metals	904,600	1.50%	1,132,325	728,183
Stock Indices	692,382	1.15%	978,520	417,247
Currencies	676,688	1.12%	936,116	479,628

TOTAL	$3,870,109	6.42%	$5,223,777	$2,727,847

(5) Average capitalization of Winton Class DT is $60,367,424.

June 30, 2009

Winton Class DT (5)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$37,103	0.05%	$222,620	$1,017
Energy	16,048	0.02%	96,286	3,483
Interest Rates	3,236,411	3.98%	19,418,465	2,966,081
Metals	12,778	0.02%	76,669	5,697
Stock Indices	60,895	0.07%	365,373	25,424
Currencies	150,587	0.19%	903,519	61,101

TOTAL	$3,513,822	4.33%	$21,082,932	$3,062,803

(5) Average capitalization of Winton Class DT is $81,317,000.

June 30, 2010

Bluetrend Class DT (2)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$195,561	0.45%	$355,824	$90,273
Energy	1,229,060	2.84%	3,047,534	169,856
Interest Rates	1,572,937	3.64%	2,529,680	877,448
Metals	229,364	0.53%	338,673	104,529
Stock Futures	1,274,167	2.95%	2,024,684	531,950
Currencies	946,934	2.19%	2,562,252	35,673

TOTAL	$5,448,023	12.60%	$10,858,647	$1,809,729

(2) Average capitalization of Bluetrend Class DT is $43,215,759.

June 30, 2009

Chesapeake Class DT (4)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$146,814	0.18%	$880,883	$68,462
Energy	88.56	0.00%	531.34	—
Interest Rates	3,443,613	4.23%	20,661,675	3,110,485
Metals	47,080	0.06%	282,479	30,261
Stock Indices	—	—	—	—
Stock Futures	323	0.00%	1,939	0
Currencies	65,494	0.08%	392,962	20,404

TOTAL	$3,703,412	4.55%	$22,220,469	$3,229,612

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

Item 4. Controls and Procedures

MLAI, the general partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined  in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period  covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended  June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2.                                                           Unregistered Sales of Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Unit was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-10	$432,387	$2,458	175.91
Feb-10	194,727	1,148	169.62
Mar-10	1,078,220	6,221	173.32
Apr-10	177,277	966	183.52
May-10	246,854	1,321	186.87
Jun-10	504,502	2,821	178.84
Jul-10	—	—	179.55

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

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 13, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)