Form 10-Q
period 2010-09-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2010-11-12
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 1,231,708 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS:
Cash and cash equivalents	$249,502	$236,960
Investments in Portfolio Funds (cost $186,189,577 for 2010 and $205,798,913 for 2009)	228,173,142	252,194,542
Due from Portfolio Funds	3,764,099	11,698,600
Accrued interest receivable	79	80
TOTAL ASSETS	$232,186,822	$264,130,182

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$862,112	$868,235
Redemptions payable	3,181,452	11,251,332
Other liabilities	—	86,698

Total liabilities	4,043,564	12,206,265

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	8,313,413	8,313,413
Limited Partners (1,189,974 Units and 1,390,359 Units)	219,829,845	243,610,504

Total partners’ capital	228,143,258	251,923,917

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$232,186,822	$264,130,182

NET ASSET VALUE PER UNIT
(Based on 1,231,708 and 1,432,093 Units outstanding; unlimited Units authorized)	$185.2251	$175.9131

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
TRADING PROFIT (LOSS):

Realized, net	$10,901,054	$(435,177)	$23,950,278	$11,247,309
Change in unrealized, net	(1,511,063)	7,094,312	(4,412,064)	(31,907,753)
Total trading profit (loss)	9,389,991	6,659,135	19,538,214	(20,660,444)

INVESTMENT INCOME:
Interest	419	405	795	4,146

EXPENSES:
Wrap fee	2,303,858	2,888,630	7,217,636	9,418,811
Administrative and filing fees	—	—	13,710	—
Other Expenses	—	(41,250)	—	(20,720)
Total expenses	2,303,858	2,847,380	7,231,346	9,398,091

NET INVESTMENT (INCOME) LOSS	(2,303,439)	(2,846,975)	(7,230,551)	(9,393,945)

NET PROFIT (LOSS)	7,086,552	$3,812,160	$12,307,663	$(30,054,389)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,265,084	1,611,705	$1,336,160	1,672,830

Net income(loss) per weighted average General Partner and Limited Partner Unit	$5.60	$2.37	$9.21	$(17.97)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2008	1,766,400	$8,313,413	$343,561,095	$351,874,508

Subscriptions	71,781	—	13,546,928	13,546,928

Net Profit (Loss)	—	(755,018)	(29,299,371)	(30,054,389)

Redemptions	(275,551)	—	(51,836,672)	(51,836,672)

PARTNERS’ CAPITAL, September 30, 2009	1,562,630	$7,558,395	$275,971,980	$283,530,375

PARTNERS’ CAPITAL, December 31, 2009	1,432,093	$8,313,413	$243,610,504	$251,923,917

Subscriptions	20,461	—	3,629,659	3,629,659

Net Profit (Loss)	—		12,307,663	12,307,663

Redemptions	(220,846)	—	(39,717,981)	(39,717,981)

PARTNERS’ CAPITAL, September 30, 2010	1,231,708	$8,313,413	$219,829,845	$228,143,258

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
Per Unit Operating Performance:	September 30, 2010	September 30, 2010
Net asset value, beginning of period	$179.55	$175.91

Net Realized and net unrealized change in trading profit (loss)	7.50	14.73
Expenses (1)	(1.82)	(5.41)

Net asset value, end of period	$185.23	$185.23

Total Return: (3)

Total return	3.16%	5.29%

Ratios to Average Net Assets: (1),(2)

Expenses	1.01%	3.02%

Net investment profit (loss)	3.19%	5.60%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
Per Unit Operating Performance:	September 30, 2009	September 30, 2009
Net asset value, beginning of year	$178.99	$199.20

Realized and unrealized change in trading profit (loss)	4.22	(12.15)
Interest income	—	—
Expenses (1)	(1.77)	(5.61)

Net asset value, end of period	$181.44	$181.44

Total Return: (3)

Total return	1.37%	-8.92%

Ratios to Average Net Assets: (1),(2)

Expenses	5.22%	2.98%

Net investment profit (loss)	-2.46%	-9.14%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”) formerly known as ML JWH Strategic Allocation Fund L.P was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI”) the general partner of the Partnership, among five underlying FuturesAccess Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”) (See Note 2). The Portfolio Funds are a group of commodity pools sponsored by MLAI, each of which places substantially all of its assets in a managed futures and forward trading account managed by a single or multiple commodity trading advisors.  Each of the Portfolio Funds implements a different trading strategy.

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

MLAI, the sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker. As used herein, the capitalized term “MLAI” also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2010 and the results of its operations for the three and nine months ended September 30, 2010 and 2009. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of September 30, 2010 are; Aspect, Bluetrend, MAN, Transtrend and Winton. On August 2, 2010 MAN AHL FuturesAccess LLC (“MAN”) was added to the Portfolio Funds. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

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

The Investment in Portfolio Funds at and for the period ended September 30, 2010 and at and for the year ended December 31, 2009 are as follows:

September 30, 2010

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$45,634,628	20.00%	$4,968,491	$32,410,732	$(648,430)	$—	Monthly
ML Aspect FuturesAccess LLC	45,634,629	20.00%	5,147,462	34,863,919	(648,258)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	45,634,628	20.00%	5,018,182	32,784,848	(431,884)	—	Monthly
ML Chesapeake FuturesAccess LLC*	—	0.00%	(1,787,343)	—	(51,094)	—	Monthly
ML Bluetrend FuturesAccess LLC	45,634,629	20.00%	5,137,482	41,733,280	(388,080)	—	Monthly
ML Man AHL FuturesAccess LLC	45,634,628	20.00%	1,053,941	44,396,798	(76,612)	—	Monthly

Total Investment in Portfolio Funds at fair value	$228,173,142	100.00%	$19,538,215	$186,189,577	$(2,244,358)	$—

December 31, 2009

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$63,048,635	25.02%	$(5,336,877)	$49,017,143	$(1,141,376)	$(58)	Monthly
ML Aspect FuturesAccess LLC	63,048,636	25.02%	(9,013,890)	52,913,668	(1,136,895)	(4,019)	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	63,048,635	25.02%	(11,662,966)	49,054,433	(755,300)	(127)	Monthly
ML Chesapeake FuturesAccess LLC*	63,048,636	25.02%	(443,571)	54,813,669	(764,642)	(49,803)	Monthly

Total Investment in Portfolio Funds at fair value	$252,194,542	100.08%	$(26,457,304)	$205,798,913	$(3,798,213)	$(54,007)

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of September 30, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$841,245,580	$12,300,898	$828,944,682
Aspect	272,293,916	8,748,058	263,545,858
Transtrend	246,667,490	3,849,189	242,818,301
Bluetrend	262,630,535	16,682,268	245,948,267
Man AHL	46,503,299	706,733	45,796,566

Total	$1,669,340,820	$42,287,146	$1,627,053,674

	As of December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Winton	$768,455,980	$18,419,513	$750,036,467
Aspect	275,872,318	10,243,156	265,629,162
Transtrend	239,365,629	3,464,943	235,900,686
Chesapeake*	163,226,178	11,079,623	152,146,555

	$1,446,920,105	$43,207,235	$1,403,712,870

	For the nine months ended September 30, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$5,910,126	$(53,882)	$(887,753)	$4,968,491
Aspect	5,988,248	(101,378)	(739,409)	5,147,461
Transtrend	5,794,574	(248,140)	(528,253)	5,018,181
Chesapeake*	(1,716,301)	(5,817)	(65,225)	(1,787,343)
Bluetrend	7,147,579	(143,873)	(1,866,224)	5,137,482
Man AHL	1,554,365	(76,768)	(423,655)	1,053,942

Total	$24,678,591	$(629,858)	$(4,510,519)	$19,538,214

	For the nine months ended September 30, 2009
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(4,635,330)	$(59,361)	$(990,453)	$(5,685,144)
Aspect	(6,617,789)	(165,954)	(1,021,490)	(7,805,233)
Transtrend	(4,469,046)	(274,672)	(732,857)	(5,476,575)
Chesapeake*	2,587,821	(78,323)	(803,507)	1,705,991

Total	$(13,134,344)	$(578,310)	$(3,548,307)	$(17,260,961)

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

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

Although there are monthly transactions in these Portfolio Funds interests, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Partnership has transparency. As such the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2010	$228,173,142	$—	$228,173,142	$—
December 31, 2009	$252,194,542	$—	$252,194,542	$—

There were no significant transfers to or from Level I or II during the quarter ended September 30, 2010.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective trading advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by respective trading advisors.

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

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter into agreements, that obligate the Partnership to indemnify third parties, including affiliates of the Partnership, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

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

Item 2:                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Partnership calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion.  The Partnership’s “Net Asset Value” as of any calculation date will generally equal the value of the Partnership’s investments in the underlying funds as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Partnership. MLAI is authorized to make all Net Asset Value determination.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June	July	August	September
2009	$199.54	$199.02	$193.65	$188.68	$185.32	$178.99	$175.44	$179.11	$181.44
2010	$169.62	$173.32	$183.52	$186.87	$178.84	$179.55	$176.69	$182.71	$185.23

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2010        .

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Partnership capital decreased 9.44% from $251,923,917 to $228,143,258.  This decrease was attributable to the net gain from operations of $12,307,663, coupled with the redemption of 220,846 Redeemable Units resulting in an outflow of $39,717,981.  The cash outflow was offset with cash inflow of $3,629,659 due to subscription of 20,461 units.    Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Fair Value Measurements

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

Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

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

The Portfolio Funds posted losses to the Partnership as performance was quite mixed among trading advisors. Equities and many commodity sectors incurred significant reversals with the trading advisors being caught on the wrong side of trades. As a result, they had moved to cut risk in those asset classes. Coming into June, the trading advisors still had on some long equity exposure. They were also long precious metals, short grains and neutral in the energy sector. But in general, position sizes tended to be small. When equities continued to move downward during June and commodities continued to experience some moves that were adverse to positioning, losses were incurred. In June, currencies were generally the worst performing asset class for the trading advisors. Having significant short European currency exposure was bad for performance as two major currencies, the British pound and Swiss franc rallied. There were some gains from short euro positions, but these were not enough to counter losses incurred from reversals in the British pound and Swiss franc. Fixed income was a solid winning asset class for the trading advisors. Long positions across the yield curve generated positive returns as yields came down as a result of stronger risk adverse sentiment, especially in the second half of June. Fixed income also happened to be a portfolio area where risk was relatively greater than in other asset classes, so gains here were able to counter losses or mixed performance in all other sectors.

July 1, 2010 to September 30, 2010

The Partnership experienced a net trading profit of $9,389,991 for the third quarter of 2010.

In July, the Portfolio Funds posted losses to the Partnership as performance was quite mixed among trading advisors, following a difficult May and June. The only significant and consistent exposure was that all of the trading advisors had long positions fixed income. This was a result of a long term down trend in yields across the board. In July, yields generally continued their downward trend. This meant that both short term interest rates contracts and bond futures appreciated in value, generating profits for the trading advisors who had long positions in these contracts. In addition, equities showed some volatility intra month, but ended July higher. The trading advisors generally benefited from these moves as they still had long positions in equity indices remaining despite the reversals from May and June. The gains from fixed income were healthy, but equity indices contributed little to performance given a relatively smaller risk allocation. Currencies and commodities detracted from performance. European currencies broke the trend and moved up during July as concerns relating to European growth and bank health subsided. This caused losses to short positions in those currencies. Gold fell in July and wheat rose due to supply and weather concerns. Since these were significant commodity exposures for most of the trading advisors, the Portfolio Funds posted losses. The best performing trading advisor was BlueTrend due to long positions in equity and energy allocations where the trend was up. Most of the other trading advisors were closer to being neutral in both sectors. Winton had been the best performer coming into the second half of the year, but incurred losses in July. Winton’s loss was larger than several other trend followers due to its long positions in gold, short positions in grains and short euro positions.

In August, the Portfolio Funds posted profits to the Partnership. May, June and July were generally characterized by reversals and choppiness in all asset classes except fixed income. As a result, coming into August, the Partnership’s main exposure was to be long fixed income. This positioning did very well as yields generally continued their long term down trend during the month. With risk aversion the dominant sentiment in August, fixed income yields moved significantly lower across the curve, benefiting the trading advisors with long exposure. An absence of trends in equities, currencies and commodities meant that risk in those asset classes was not very significant. The main exposures in those sectors were small long positions in equity indices, small short positions in the euro against long positions in most other major currencies, and relatively neutral positions in commodities (short positions in natural gas, long positions in oil, metals and agricultural). These positions came in flat during August. The short positions in euro and natural gas and long positions in metals resulted in profits posted to the Partnership.  However, long positions in equities, oil and FX lost money. Having little risk in these sectors meant that gains and losses were small, and they generally canceled each other out. Aspect was the best performing trading advisor due to its risk allocation to fixed income was greater than the other Portfolio Funds. BlueTrend posted losses in August due to its long positioning in commodities and equities, offsetting profits from fixed income.

In September the Portfolio Funds posted profits to the Partnership. Coming into August, the Partnership’s main exposure was to be long fixed income and that positioning performed well as yields generally continued their long term down trend during the month. In September, a similar positioning produced good results, but for different reasons. Fixed income was the dominant exposure for most trading advisors at the start of September as yields initially moved higher. This was due to improving investor optimism, following strong manufacturing numbers out of China and the United States. Then mid-month, the Federal Reserve talked about the possibility of a further round of quantitative easing. Yields reversed, ending the month close to where they started, and the Portfolio Funds recouped most of their losses from earlier in the month. They also profited from long positions in equity indices, as global equity markets had a strong month. In commodities, long positions in precious metals and agricultural gained as up trends continued. In currencies, overall short positions in the U.S. dollar generated profits and lost money in fixed income.

January 1, 2009 to March 31, 2009

During the first quarter of 2009, the Partnership’s Net Asset Value per Unit decreased 2.67% from $199.20 to $193.89 as compared to an increase of 9.67% in the same period of 2008.  The Partnership experienced a net trading loss in the first quarter of 2009 of $5,968,803.

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

Losses were posted to the Partnership in July which was characterized by two types of moves in most markets. At the beginning of the month, equities, commodities and bond yields were moving lower while the United States dollar gained ground against other major currencies. In mid-July, sentiment reversed and equities and commodities resumed their up trends from prior month and the United States dollar lost value against other major currencies. The moves in the second part of the month were larger in magnitude, therefore, the Portfolio Funds who shifted towards ‘risk seeking’ trades faster performed better. Transtrend was an underperformer resulting in losses in the synthetic markets it trades in.

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

Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of their Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.n the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk which is the sum of the individual Portfolio Funds’ tables. The Value at Risk table is also associated with the Partnership’s open positions by market category for the nine months ended September 30, 2010 and 2009.

Aspect Class DT (3)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$335,355	0.60%	$512,705	$211,034
Energy	430,120	0.77%	702,154	203,067
Interest Rates	1,123,846	2.01%	1,914,283	576,702
Metals	542,409	0.97%	801,823	350,913
Stock Indices	369,177	0.66%	721,873	86,490
Currencies	815,664	1.46%	1,571,751	67,944

TOTAL	$3,616,571	6.47%	$6,224,589	$1,496,150

(3) Average Capitalization of Aspect Class DT is $55,849,286.

Aspect Class DT (3)	September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$39,870	0.05%	$76,160	$1,985
Energy	50,403	0.06%	122,417	6,782
Interest Rates	6,576,164	8.44%	12,174,872	3,840,187
Metals	66,891	0.09%	175,052	2,955
Stock Indices	100,873	0.13%	311,150	4,830
Currencies	262,170	0.34%	530,110	79,813

TOTAL	$7,096,371	9.11%	$13,389,761	$3,936,552

(3) Average Capitalization of Aspect Class DT is $77,891,408.

Transtrend Class DT (2)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$339,263	0.61%	$685,658	$146,498
Energy	1,450,914	2.60%	2,480,797	763,874
Interest Rates	718,573	1.29%	1,419,020	176,726
Metals	359,494	0.64%	700,306	68,613
Stock Indices	429,896	0.77%	866,037	143,950
Currencies	1,404,927	2.52%	2,312,978	751,912

TOTAL	$4,703,067	8.43%	$8,464,796	$2,051,573

(2) Average capitalization of Transtrend Class DT is $55,797,606.

Transtrend Class DT (2)	September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$155,567	0.20%	$562,008	$51,300
Energy	168,859	0.22%	380,514	18,625
Interest Rates	5,061,779	6.48%	6,904,671	2,815,246
Metals	42,640	0.05%	116,540	1,286
Stock Indices	261,033	0.33%	536,538	15,815
Currencies	163,891	0.21%	458,800	28,543

TOTAL	$5,853,769	7.49%	$8,959,071	$2,930,815

(2) Average capitalization of Transtrend Class DT is $78,108,343.

Winton Class DT (5)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$227,591	0.41%	$405,865	$92,910
Energy	152,329	0.27%	265,658	63,387
Interest Rates	642,827	1.15%	983,314	353,652
Metals	784,157	1.40%	1,279,703	553,572
Stock Indices	359,530	0.64%	743,881	20,587
Currencies	606,927	1.09%	1,037,187	364,618

TOTAL	$2,773,361	4.96%	$4,715,608	$1,448,726

(5) Average capitalization of Winton Class DT is $55,849,286.

Winton Class DT (5)	September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$30,448	0.04%	$65,918	$972
Energy	16,331	0.02%	31,411	3,328
Interest Rates	3,246,606	4.15%	3,918,487	2,833,971
Metals	30,025	0.04%	100,968	5,443
Stock Indices	69,240	0.09%	164,195	24,291
Currencies	218,561	0.28%	430,518	58,380

TOTAL	$3,611,211	4.62%	$4,711,497	$2,926,385

(5) Average capitalization of Winton Class DT is $78,176,177.

Bluetrend Class DT (2)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$144,047	0.33%	$273,269	$69,329
Energy	829,218	1.90%	2,340,474	130,447
Interest Rates	1,097,855	2.51%	1,942,768	622,613
Metals	256,074	0.59%	530,458	80,277
Stock Futures	1,114,555	2.55%	1,768,398	408,532
Currencies	1,005,105	2.30%	1,990,662	27,397

TOTAL	$4,446,854	10.18%	$8,846,029	$1,338,595

(2) Average capitalization of Bluetrend Class DT is $43,737,470.

Man AHL LLC Class DT (5)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$322,957	0.71%	$324,646	$321,268
Energy	725,513	1.59%	729,307	721,719
Interest Rates	938,649	2.05%	943,557	933,740
Metals	743,527	1.63%	747,414	739,639
Stock Indices	49,284	0.11%	49,541	49,026
Currencies	1,690,466	3.70%	1,699,305	1,681,627

TOTAL	$4,470,396	9.79%	$4,493,770	$4,447,019

(5) Average capitalization of Man AHL LLC Class DT is $45,524,569.

Chesapeake Class DT (4)	September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$293,815	0.38%	$1,094,739	$63,584
Energy	592	0.00%	2,675	—
Interest Rates	3,378,371	4.32%	5,206,278	2,805,646
Metals	310,447	0.40%	1,518,073	28,105
Stock Indices	5,373	0.01%	46,912	—
Stock Futures	121,849	0.16%	939,315	—
Currencies	156,666	0.20%	821,250	18,950

TOTAL	$4,267,113	5.47%	$9,629,242	$2,916,285

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

Item 4. Controls and Procedures

MLAI, the general partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CLASS D

	Subscription
	Amount	Units	NAV
Jan-10	$432,387	$2,458	175.91
Feb-10	194,727	1,148	169.62
Mar-10	1,078,220	6,221	173.32
Apr-10	177,277	966	183.52
May-10	246,854	1,321	186.87
Jun-10	504,502	2,821	178.84
Jul-10	—	—	179.55
Aug-10	409,927	2,320	176.69
Sep-10	585,765	3,206	182.71
Oct-10	424,716	2,293	185.23

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

	31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

	Exhibit 31.01 and 31.02	Are filed herewith.

	32.01 and 32.02	Section 1350 Certifications

	Exhibit 32.01 and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 12, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)