Form 10-K
period 2010-12-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2011-03-15
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).   Yes ☐ No ☒

The Units of the Partnership interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable

As of February 28, 2011, limited partnership units with a Net Asset Value of $221,803,362 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of  Independent Registered Public Accounting Firms, the annual report  to security holders for the fiscal year ended December 31, 2010, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TREND-FOLLOWING FUTURES FUND L.P.

ANNUAL REPORT FOR 2010 ON FORM 10-K

2

PART I

Item 1: Business

(a)           General Development of Business:

ML Trend-Following Futures Fund L.P. (the “Partnership”), formerly known as ML JWH Strategic Allocation Fund L.P. was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or the “General Partner”) the general partner of the Partnership, among five underlying FuturesAccess Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”).

MLAI, the sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker, of the Portfolio Funds. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

As of December 31, 2010, the aggregate Net Asset Value of the Partnership was $227,549,778, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $193.21.

Through December 31, 2010, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

(b)           Financial Information about Segments:

The Partnership’s and Portfolio Funds’ business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Partnership and the Portfolio Funds do not engage in sales of goods or services.

(c)          Narrative Description of Business:

General

The Partnership may invest in five separate funds which trade in the futures and forward markets with the objective of achieving substantial capital appreciation.

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

(a)           ML Trend-Following Futures Fund L.P. currently invests in the following underlying Portfolio Funds which are advised, respectively, by the trading advisors (“Trading Advisors”) as indicated below:

Portfolio Funds	Trading Advisors

ML Aspect FuturesAccess LLC (the “Aspect Fund”)	Aspect Capital Limited (“Aspect”)

ML Chesapeake FuturesAccess LLC (the “Chesapeake Fund”)	Chesapeake Capital Corporation (“Chesapeake”)

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Transtrend Fund”)	Transtrend B.V. (“Transtrend”)

ML Winton FuturesAccess LLC (the “Winton Fund”)	Winton Capital Management Limited (“Winton”)

ML Bluetrend FuturesAccess LLC (the “Bluetrend Fund”)	BlueCrest Capital Management L.P. (“Bluecrest”)

Man AHL FuturesAccess LLC (the “Man Fund”)	Man AHL (USA) Ltd. (“Man”)

(b) The allocation percentages of Trend-Following Futures Fund L.P. investment in the underlying Portfolio Funds as of December 31, 2010 is as follows:

ML Aspect FuturesAccess LLC	20.00%
ML Bluetrend FuturesAccess LLC	20.00%
Man AHL FuturesAccess LLC	20.00%
ML Transtrend FuturesAccess LLC	20.00%
ML Winton FuturesAccess LLC	20.00%

(c)           Each of the Portfolio Funds is managed by MLAI. Each Trading Advisor has entered into an Advisory Agreement with the relevant Portfolio Fund and MLAI.  MLAI and/or the Portfolio Fund may terminate the relevant Advisory Agreement with the Trading Advisor but will not retain any other Trading Advisor, although MLAI may dissolve the Portfolio Fund at any time.  The trading strategies and investment objectives of each of the Portfolio Funds are described below.

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

Bluetrend Fund

Trading Strategies and Investment Objectives

The Bluetrend Fund and MLAI have entered into an Advisory Agreement with Bluetrend whereby Bluetrend trades in the international futures and forwards markets pursuant to Bluetrend’s trading program (the “Bluetrend Trading Program”).

BlueTrend seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development. The BlueTrend Trading Program’s systematic research team combines research, model development, implementation and execution functions. It also leverages BlueCrest’s market expertise in all areas of its activity, which is designed to enable the program to have a unique competitive edge in this sector. BlueTrend FuturesAccess’ portfolio construction is regularly reviewed with a view to achieving its goal of delivering superior returns while maintaining diversity.

BlueCrest is a systematic trend follower, but its decision-making inputs are 100% technical. BlueCrest aims to apply scientific techniques to the analysis and modeling of markets, thereby seeking to deliver reliable trading systems with absolute returns and superior risk and rewards. BlueTrend FuturesAccess trades daily futures across 150+ markets in equity indexes, fixed income, foreign exchange, energy, metals, agriculturals and soft commodities. The reference price of the transaction and the daily mark to market are based on the relevant futures contract settlement price set by the exchange.

Bluetrend has the right to employ any form or method of technical analysis that it deems appropriate in trading the Bluetrend Trading Program.

Markets

BlueTrend trades daily futures across 150+ markets in equity indexes, fixed income, foreign exchange, energy, metals, agriculturals and soft commodities

Man Fund

Trading Strategies and Investment Objectives

The Man Fund and MLAI have entered into an Advisory Agreement with Man whereby Man trades in the international futures and forwards markets pursuant to the AHL Diversified Program (the “Man Trading Program”)

The Man Trading Program is specifically designed to meet the investment requirements of wealthy private  investors. The Man Trading Program is engineered to capitalize on movements in a fully diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the over-the-counter dealer and interbank currency market. The Man Trading Program will utilize the following trading philosophy, investment approaches and risk management principles.

Man’s investment philosophy is that financial markets experience persistent anomalies or inefficiencies that take the form of price trends. Trends are a manifestation of serial correlation in financial markets — the phenomenon whereby past price movements influence future price behavior. Serial correlation can be explained by factors as obvious as crowd behavior, as well as more subtle factors, such as varying levels of information among different market participants. Although they vary in their intensity, duration and frequency, price trends are universally recurrent across all sectors and markets. Trends are an attractive focus for active trading styles applied across a diverse range of global markets

Man has the right to employ any form or method of technical analysis that it deems appropriate in trading the Man Trading Program.

Markets

Man invests in a diversified portfolio of instruments which may include futures, options on futures, forward contracts, swaps and other financial derivatives, both on and off exchange. These markets may be accessed directly or indirectly and include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agricultural As well as emphasizing sector and market diversification, the Man Trading Program has been constructed to achieve diversification by combining various systems. The systems are driven by powerful computerized processes or trading algorithms, most of which work by sampling prices in real time and measuring price momentum and breakouts. In aggregate, the systems run more than 3,000 price samples each day spread across the 100 or so markets traded. The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the Man Trading Program may include algorithmic systems based on certain forms of quantitative fundamental data that can be captured efficiently, such as interest rate data.

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

Custody of Assets.

Substantially, all of the Portfolio Funds’ assets are currently held in one or more Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S or at a fund managed by an affiliated entity as discussed below.

Cash Assets.

The Partnership and the Portfolio Funds will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Partnership and the Portfolio Funds plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions of the Portfolio Funds).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Partnership’s and the Portfolio Funds’ cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership’s and the Portfolio Funds’ account on a daily basis; and the Partnership’s and the Portfolio Funds’ cash balance in foreign currencies derived from their trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Partnership’s and the Portfolio Funds do not earn interest income on, the Partnership’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

As used herein “Cash Assets” can be generally described as the cash actually held by a Portfolio Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Certain of each Portfolio Fund’s U.S. dollar “Cash Assets” are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds).  Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

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

Interest Paid by Merrill Lynch on the Partnership’s Non-U.S. Dollar Cash Assets

Each Portfolio Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such Portfolio Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each Portfolio Fund’s cash balances, plus open trade equity on U.S. futures; and (b) each Portfolio Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the Portfolio Funds do not earn interest income on, the Portfolio Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each Portfolio Fund’s Cash Assets may be greater than, less than or equal to such Portfolio Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Portfolio Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to Portfolio Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the FuturesAccess Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the Portfolio Funds, lends certain currencies to, and borrows certain currencies from, the Portfolio Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

The foregoing table does not reflect the bid-ask spreads paid by the Portfolio Funds on their forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Portfolio Funds’ U.S. dollar assets maintained at MLPF&S.

Management fees and performance fees are not included in the above table of charges, because the Partnership does not charge management fees or performance fees, but instead charges a “wrap fee” which is set forth in the table.  While the Trading Advisors to the Portfolio Funds in which the Partnership invests do charge management fees and performance fees, these are not included in the table since such fees are not Partnership expenses.  However, such management fees and performance fees reduce the Net Asset Value of the Partnership’s underlying investment in each Portfolio Fund.

Each Portfolio Fund pays the relevant Trading Advisor applicable performance fees and management fees.  As an investor in the Portfolio Funds, the Partnership’s investment in the Portfolio Funds is therefore reduced by the performance fees and management fees paid by the Portfolio Fund to the Trading Advisor.  As a result, the Partnership’s returns are decreased by the performance and management fees paid by the Portfolio Funds.  The Portfolio Funds generally pay the performance fees and management fees out of the cash held by them, although such fees can be paid by liquidating Portfolio Fund assets.  The performance fees and management fees are not charged directly to the Partnership or its limited partners.

Charges

The following table summarizes the charges incurred by the Partnership during 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commission	$—	0.00%	$—	0.00%	$—	0.00%
Administrative and Filing Fees	(163,623)	-0.05%	(20,718)	-0.01%	361,539	0.10%
Wrap Fee	9,529,851	3.17%	12,143,045	4.04%	14,868,130	4.10%
Total	$9,366,228	3.12%	$12,122,327	4.03%	$15,229,669	4.20%

The Partnership’s average month-end Net Assets during 2010, 2009 and 2008 equaled $233,236,597, $300,503,024 and $362,197,519, respectively.

During the years ended December 31 2010, 2009 and 2008 the Partnership earned $1,031, $4,357, and $10,654 in interest income, respectively, or approximately 0.0004%, 0.0014% and 0.0029% respectively, of the Partnership’s average month end Net Assets.

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

Performance fees paid by the Portfolio Funds are paid at the following rates; Aspect — 15%; Bluetrend — 25%; Man-20%, Transtrend — 25% and Winton — 15%, of any New Trading Profits as defined and earned by the respective advisors. “New Trading Profits” equal any increase in the Net Asset Value of the Partnership, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Partnership’s “High Water Mark.”   The “High Water Mark” attributable to the Partnership equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Partnership.

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

Portfolio Funds	Management Fees	A flat monthly charge of the Portfolio Funds month-end assets (Aspect and Winton: 1.5%, Bluetrend, Man and Transtrend: 1%) per annum.

MLPF&S	Brokerage Commissions

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

Regulation

The Commodity Futures Trading Commission (“CFTC”) has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity Trading Advisors such as the Portfolio Fund’s Trading Advisors and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by each of the Portfolio Funds respective Trading Advisors will be combined for position limit purposes.  Each of the Portfolio Funds Trading Advisors could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the respective Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

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

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Partnership, its general partner (MLAI), the Portfolio Funds, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Partnership, as well as require increased transparency as to the identity of the Partnership’s limited partners.

Forward Trading

The Portfolio Funds will trade in the forward markets, in addition to trading in the futures markets.  None of the CFTC, the NFA, futures exchanges or banking authorities currently regulates the forward markets, and accordingly such markets are not subject to the breadth of regulations applicable to the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these forward markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties.  This results in the risk that a counterparty may not settle a transaction with the Portfolio Fund in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of credit or liquidity problems affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

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

Regulatory Change Could Restrict the Fund’s Operations

The Portfolio Funds implement speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Portfolio Fund by restricting its markets, limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forwards and swaps which are traded by the Portfolio Fund, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the regulatory requirements.  If these forwards and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Portfolio Fund, the Trading Advisor, the Sponsor and/or the Portfolio Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Portfolio Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Partnership), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such charges may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Partnership.  These actions may have a material adverse effect on the Partnership and investors.

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

Illiquid Markets

Certain positions held by the Partnership or the Portfolio Funds may become illiquid, preventing the Trading Advisors from acquiring positions otherwise indicated by its strategy or making it impossible for the Trading Advisors to close out positions against which the market is moving.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Portfolio Funds are subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Portfolio Fund could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Portfolio Fund’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Portfolio Fund’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Portfolio Fund or suspend, limit or otherwise alter trading, perhaps causing the Portfolio Fund to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulatedbrokers and dealers.

Item 1B: Unresolved Staff Comments

None

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative office is the office of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10th Floor, 250 Vesey Street, New York New York 10080).  MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   Removed and Reserved

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

(b)           Holders:

As of December 31, 2010, there were 8,492 holders of Units, including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

During 2010, the Partnership issued Units as set forth in the following chart:

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$432,387	$2,458	175.91
Feb-10	194,727	1,148	169.62
Mar-10	1,078,220	6,221	173.32
Apr-10	177,277	966	183.52
May-10	246,854	1,321	186.87
Jun-10	504,502	2,821	178.84
Jul-10	—	—	179.55
Aug-10	409,927	2,320	176.69
Sep-10	585,765	3,206	182.71
Oct-10	424,716	2,293	185.23
Nov-10	225,598	1,181	191.02
Dec-10	14,981	81	184.96
Jan-11	593,355	3,071	193.21
Feb-11	441,752	2,315	190.82

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2010	2009	2008	2007	2006
Revenues

Trading Profit (Loss):
Realized, net	$26,852,630	$15,662,881	$20,765,365	$(64,586,271)	$(158,576,895)
Change in unrealized, net	4,429,765	(42,120,185)	65,888,978	15,318,537	12,136,031

Total trading profit (loss)	31,282,395	(26,457,304)	86,654,343	(49,267,734)	(146,440,864)

Investment Income:
Interest	1,031	4,357	10,654	13,909,510	51,861,211

Expenses:
Brokerage commissions	—	—	—	15,400,942	61,808,517
Administrative and filing fees	(163,623)	(20,718)	—	961,273	2,937,327
Wrap fee	9,529,851	12,143,045	14,868,130	9,947,043	—
Other expenses	—	—	361,539	25,000	1,450,000

Total expenses	9,366,228	12,122,327	15,229,669	26,334,258	66,195,844

Net Investment Loss	(9,365,197)	(12,117,970)	(15,219,015)	(12,424,748)	(14,334,633)

Income (loss) before Minority Interest and Profit Share Allocation	21,917,198	(38,575,274)	71,435,328	(61,692,482)	(160,775,497)

Profit Share allocation	—	—	—	—	—
Minority interest	—	—	—	18,048	29,872

Net Income (Loss)	$21,917,198	$(38,575,274)	$71,435,328	$(61,674,434)	$(160,745,625)

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006

Total Partners’ Capital	$227,549,777	$251,923,917	$351,874,508	$370,119,282	$792,303,062
Net Asset Value per Unit	$193.21	$175.91	$199.20	$164.22	$175.61

The following selected month-end Net Asset Value per Unit information has been derived from the financial and accounting data of the Partnership:

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2006	$198.52	$180.91	$191.14	$213.21	$212.48	$189.18	$176.75	$190.69	$190.58	$177.15	$188.07	$175.61
2007	$173.44	$164.76	$154.43	$157.93	$157.71	$161.03	$153.47	$143.03	$154.01	$164.69	$160.52	$164.22
2008	$168.36	$184.45	$180.10	$177.98	$182.26	$192.63	$181.10	$174.13	$174.32	$185.70	$193.76	$199.20
2009	$199.54	$199.02	$193.65	$188.68	$185.32	$178.99	$175.44	$179.11	$181.44	$173.99	$182.03	$175.91
2010	$169.62	$173.32	$183.52	$186.87	$178.84	$179.55	$176.69	$182.71	$185.23	$191.02	$184.96	$193.21

Pursuant to CFTC policy, monthly performance is presented from January 1, 2003, even though the Units were outstanding prior to such date.

ML TREND FOLLOWING FUTURES FUND L.P.

December 31, 2010

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:   $1,712,959,331

Current Capitalization:   $227,549,778

Worst Monthly Drawdown:(2)   (13.89)% (January 2005)

Worst Peak-to-Valley Drawdown:(3)   (47.47)%  (June 2003 — August 2007)

Monthly Rates of Return (4)

Month	2010	2009	2008	2007	2006
January	(3.57)%	0.17%	2.52%	(1.23)%	(3.40)%
February	2.18	(0.26)	9.55	(5.01)	(8.87)
March	5.88	(2.70)	(2.35)	(6.27)	5.65
April	1.83	(2.57)	(1.18)	2.26	11.55
May	(4.30)	(1.78)	2.41	(0.13)	(0.34)
June	0.40	(3.42)	5.69	2.10	(10.97)
July	(1.59)	(1.98)	(5.99)	(4.70)	(6.57)
August	3.41	2.09	(3.85)	(6.80)	7.89
September	1.38	1.31	0.11	7.68	(0.06)
October	3.13	(4.11)	6.53	6.94	(7.05)
November	(3.18)	4.62	4.34	(2.53)	6.16
December	4.46	(3.36)	2.81	2.31	(6.63)
Compound Annual Rate of Return	9.84%	(11.69)%	21.30%	(6.48)%	(14.55)%

(1) Certain Partnerships are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the amount initially invested) as of a date certain after the date of investment.  The CFTC refers to such Partnerships as “principal protected.” The Partnership has no such feature.

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

2010

Year ended December 31, 2010
Total Trading Profit (Loss)
ML Winton FuturesAccess LLC	$6,679,492
ML Aspect FuturesAccess LLC	7,463,239
ML Transtrend DTP Enhanced FuturesAccess LLC	8,748,727
ML Bluetrend FuturesAccess LLC	7,922,163
Man AHL FuturesAccess LLC	2,256,117
ML Chesapeake FuturesAccess LLC	(1,787,343)

$31,282,395

The Partnership experienced a net trading profit for the year ended of $31,282,395.

The Partnership posted profits for the first quarter. The Portfolio Funds’ long positions in equities, commodities and short positions in the U.S. dollar resulted in profits posted to the Partnership at the beginning of the first quarter.  Markets then reversed and losses were posted in each of these asset classes and all gains accumulated through the middle of the month were given back in these various markets.  Fixed income was one asset class where existing positioning were profitable. Long positions in short term interest rate contracts posted gains however, these gains were not enough to offset losses in the three other major asset classes resulting in losses being posted to the Partnership at the end of January. The Portfolio Funds had positive performance in the middle of the first quarter resulting in profits being posted to the Partnership. Long positions in fixed income drove performance. Yields generally moved lower over the course of the month and the Portfolio Funds benefited from having long exposure to both bonds and short term interest rate contracts. The managers benefited from short positions in European currency exposure due to the Euro and British pound losing value against the U.S. dollar. In other asset classes, some choppiness and a lack of significant trends meant that equity indices and commodities did not have much of an impact on the month’s returns. The Portfolio Funds had positive performance at the end of the first quarter resulting in profits being posted to the Partnership. Equity indices drove performance for most Portfolio Funds’ trading advisors. Positioning was firmly on the long side due to the strength of the current up trends in global equity indices. Commodities were also profitable across the board due to long positions in oil and metals and short positions in natural gas and grains. Positioning was spot on in most of these sub sectors. Oil and metals generally rose and natural gas and grains declined in March. Currencies also posted profits to the Partnership. The euro and British pound ended the month down, benefiting short positions in these currencies. On the other hand the Canadian and Australian dollars rose, resulting in profits due to their long positions in these currencies. Fixed income was the only losing asset class. Short term interest rate contracts generally stayed flat, but yields on longer term government bonds rose during the month, causing some losses to long positions in those instruments. Overall, the yield moves were not very large, so losses were contained.

The Partnership posted losses for the second quarter. The Portfolio Funds had positive performance in the beginning of the second quarter resulting in profits being posted to the Partnership. In fixed income, falling overall G7 (Canada, France, Germany, Italy, Japan, United Kingdom and United States) yields meant that long positions were profitable. In currencies, a balanced posture with short European currencies against long positions in commodity and emerging markets currencies posted profits to the Partnership. In commodities, some sectors lost money which was offset by gains in the energies and metals sectors. While U.S. equity indices ended the month up, European and Asian markets generally ended the month lower. All trading advisors were long in global equity indices with profits or losses dependent upon their relative size in various geographies. The Portfolio Funds had a negative performance in the middle of the second quarter resulting in losses posted to the Partnership.  Equities, oil, natural gas and industrial metals all saw reversals with some markets moving more than 10% in the opposite direction of the trend. By the end of May, most Portfolio Funds were very light in equities (but still long) and slightly short positions in energies. Other losing commodity positions were also cut, with the only remaining long exposure being in precious metals. Currencies performance varied as some trading advisors posted profits and some lost money in the asset class. Performance depended on the relative size of short European currency positions vs. long positions in commodities and emerging markets currency positions.  The trading advisors with larger short positions in European currencies managed to make money in the asset class. Fixed income yields came down during the month of May as investors sought safety in government securities. The trading advisors long positioning benefited from these moves however, the gains were not enough to offset losses in other portfolio areas. The Portfolio Funds posted losses to the Partnership as performance was quite mixed among trading advisors. Equities and many commodity sectors incurred significant reversals with the trading advisors being caught on the wrong side of trades. As a result, they had moved to cut risk in those asset classes. Coming into June, the trading advisors still had on some long equity exposure. They were also long precious metals, short grains and neutral in the energy sector. But in general, position sizes tended to be small. When equities continued to move downward during June and commodities continued to experience some moves that were adverse to positioning, losses were incurred. In June, currencies were generally the worst performing asset class for the trading advisors. Having significant short European currency exposure was bad for performance as two major currencies, the British pound and Swiss franc rallied. There were some gains from short euro positions, but these were not enough to counter losses incurred from reversals in the British pound and Swiss franc. Fixed income was a solid winning asset class for the trading advisors. Long positions across the yield curve generated positive returns as yields came down as a result of stronger risk adverse sentiment, especially in the second half of June. Fixed income also happened to be a portfolio area where risk was relatively greater than in other asset classes, so gains here were able to counter losses or mixed performance in all other sectors. The second quarter ended with profits being posted to the Fund.

The Partnership posted profits for the third quarter. The Portfolio Funds posted losses to the Partnership at the beginning of the third quarter as performance was quite mixed among trading advisors, following a difficult May and June. The only significant and consistent exposure was that all of the trading advisors had long positions fixed income. This was a result of a long term down trend in yields across the board. In July, yields generally continued their downward trend. This meant that both short term interest rates contracts and bond futures appreciated in value, generating profits for the trading advisors who had long positions in these contracts. In addition, equities showed some volatility intra month, but ended July higher. The trading advisors generally benefited from these moves as they still had long positions in equity indices remaining despite the reversals from May and June. The gains from fixed income were healthy, but equity indices contributed little to performance given a relatively smaller risk allocation. Currencies and commodities detracted from performance. European currencies broke the trend and moved up during July as concerns relating to European growth and bank health subsided. This caused losses to short positions in those currencies. Gold fell in July and wheat rose due to supply and weather concerns. Since these were significant commodity exposures for most of the trading advisors, the Portfolio Funds posted losses. The best performing trading advisor was BlueTrend due to long positions in equity and energy allocations where the trend was up. Most of the other trading advisors were closer to being neutral in both sectors. Winton had been the best performer coming into the second half of the year, but incurred losses in July. Winton’s loss was larger than several other trend followers due to its long positions in gold, short positions in grains and short euro positions. The Portfolio Funds posted profits to the Partnership in the middle of the third quarter. May, June and July were generally characterized by reversals and choppiness in all asset classes except fixed income. As a result, coming into August, the Partnership’s main exposure was to be long fixed income. This positioning did very well as yields generally continue their long term down trend during the month. With risk aversion the dominant sentiment in August, fixed income yields moved significantly lower across the curve, benefiting the trading advisors with long exposure. An absence of trends in equities, currencies and commodities meant that risk in those asset classes was not very significant. The main exposures in those sectors were small long positions in equity indices, small short positions in the euro against long positions in most other major currencies, and relatively neutral positions in commodities (short positions in natural gas, long positions in oil, metals and agricultural). These positions came in flat during August. The short positions in euro and natural gas and long positions in metals resulted in profits posted to the Partnership.  However, long positions in equities, oil and FX lost money. Having little risk in these sectors meant that gains and losses were small, and they generally canceled each other out. Aspect was the best performing trading advisor due to its risk allocation to fixed income was greater than the other Portfolio Funds. BlueTrend posted losses in August due to its long positioning in commodities and equities, offsetting profits from fixed income. The Portfolio Funds posted profits to the Partnership at the end of the third quarter. Coming into August, the Partnership’s main exposure was to be long fixed income and that positioning performed well as yields generally continued their long term down trend during the month. In September, a similar positioning produced good results, but for different reasons. Fixed income was the dominant exposure for most trading advisors at the start of September as yields initially moved higher. This was due to improving investor optimism, following strong manufacturing numbers out of China and the United States. Then mid-month, the Federal Reserve talked about the possibility of a further round of quantitative easing. Yields reversed, ending the month close to where they started, and the Portfolio Funds recouped most of their losses from earlier in the month. They also profited from long positions in equity indices, as global equity markets had a strong month. In commodities, long positions in precious metals and agricultural gained as up trends continued. In currencies, overall short positions in the U.S. dollar generated profits and lost money in fixed income.

The Partnership posted profits for the fourth quarter. The Portfolio Funds posted profits to the Partnership at the beginning of the fourth quarter. Commodities were the best performer as most sectors continued in their up trend in October. Grains, softs and metals all rose, with some markets making very strong gains as the trading advisors generally took advantage of these moves. Some remaining short exposure in the energy sector caused losses as oil reversed and rose during the month, but these losses were minimal. In equity indices, the global rally that began in September continued unabated in most geographies and managers who had long positions benefited. Finally, the risk seeking trade manifested itself in the currency sector as well and the U.S. dollar continued to depreciate. Long positions held broadly by all trading advisors in major foreign currencies benefited from this. Fixed income was the only losing asset class for the trading advisors in October. After strong moves in August, yields generally bottomed in early September and have been rising slightly in a volatile manner since. The trading advisors who had long positions in fixed income posted losses as a result of these moves while also trimming these positions. Transtrend was the best performer trading advisor in October as the Transtrend Fund was able to increase risk taking coming into the month of October and strong trends led it to be profitable given its higher gearing. Winton had the weakest return. While the return was positive, it lagged other trading advisors. Winton has a lower volatility target and thus has less leverage in its portfolio. In strongly trending environments, it will typically underperform its peers. This is the cost of having a more conservative risk taking approach. That said, the difference between Transtrend and Winton’s performance is not large, so dispersion among the trading advisors was not that significant. They all made and lost money in a similar manner and leverage determined where each manager fell within a narrow range. The Portfolio Funds posted losses to the Partnership in the middle of the fourth quarter. The first few days of November generally saw existing trends extend themselves. The rally in risk assets continued unabated while yields were down. Thus, all the Portfolio Funds posted profits to the Partnership. Starting in the second week of November, markets began to shift and many of the trends that had been in place for the last few months reversed. The most violent moves were seen in fixed income and currencies as yields shot up and foreign currencies began losing value against the U.S. dollar. These moves represented sharp reversals and thus all trading advisors who had long positions posted losses. In addition, equity indices and many agricultural markets also reversed, giving up profits for the month. Only precious metals continued the trend. At month end, returns from trading equity indices were slightly negative for many trading advisors and commodities slightly positive thanks to markets like gold and silver. Overall, the trading advisors generally had some risk in every asset class and any from equity indices and commodities were fully offset by bigger losses in fixed income and FX. Transtrend was the best performer trading advisor in November. Transtrend reduced its fixed income exposure as well as switching to short positions in European currencies. Thus, it avoided larger losses in those critical asset classes in November. MAN was the worst performing trading advisor in November. MAN has a relatively higher long term risk allocation to the liquid FX and fixed income sectors which happened to suffer the worst reversals last month. While positions in those two asset classes were reduced, the delivering did not happen as fast and as strongly as one would have hoped. The Portfolio Funds posted profits to the Partnership at the end of the fourth quarter. During December, commodities and equities continued to move up, generating strong profits for the Partnership. In general, the U.S. dollar lost value. This was positive for long positions in the currency sector, but there were some losses from the short European currency positions. Finally, in fixed income, yields continued to move up during the month and that was negative for the trading advisor’s long bias in the sector. Overall, the gains from the commodity and equity run up were much greater than any losses elsewhere. BlueTrend was the best performing trading advisor in December. The Fund had 80% of risk allocated to equity indices and the energy sector. Both areas did extremely well during the month as global equities and oil rose in line with existing trends. Winton was the weakest trading advisor with a return of 3.1%. As a result, in environments with strong trends, it will tend to underperform due to lower portfolio gearing and leverage.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk associated with   the Partnership’s open positions by market category for the fiscal years 2010, 2009 and 2008. The Partnership’s average capitalization was approximately $249,798,281. During the fiscal years 2009 and 2008, the Partnership’s average capitalization was approximately $301,100,477 and $362,407,230.

Aspect Class DT (3)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$347,814	0.65%	$544,209	$197,122
Energy	464,812	0.87%	788,214	189,680
Interest Rates	1,176,296	2.20%	1,875,341	538,685
Metals	403,785	0.76%	748,966	80,654
Stock Indices	305,112	0.57%	674,286	80,788
Currencies	583,488	1.09%	1,468,140	40,902

TOTAL	$3,281,307	6.14%	$6,099,156	$1,127,831

(3) Average Capitalization of Aspect Class DT is $53,430,843.

Aspect Class DT (3)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$58,545	0.08%	$222,728	$1,853
Energy	47,040	0.06%	114,272	6,331
Interest Rates	6,024,920	8.02%	11,364,825	3,584,683
Metals	117,262	0.16%	470,218	2,758
Stock Indices	164,667	0.22%	640,072	4,509
Currencies	305,501	0.41%	850,750	74,503

TOTAL	$6,717,935	8.95%	$13,662,865	$3,674,637

(3) Average Capitalization of Aspect Class DT is $75,120,990.

Bluetrend Class DT (2)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$102,764	0.23%	$256,530	$4,812
Energy	783,250	1.78%	2,197,109	122,457
Interest Rates	1,349,769	3.06%	2,781,154	584,475
Metals	259,060	0.59%	497,965	75,360
Stock Indices	1,039,273	2.36%	1,660,075	383,508
Currencies	787,690	1.79%	1,868,725	25,719

TOTAL	$4,321,806	9.81%	$9,261,558	$1,196,331

(2) Average capitalization of Bluetrend Class DT is $44,114,061.

Transtrend Class DT (2)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$451,890	0.85%	$1,058,631	$138,625
Energy	1,559,691	2.92%	2,657,577	722,821
Interest Rates	751,010	1.41%	1,342,759	167,228
Metals	304,038	0.57%	662,670	64,926
Stock Indices	330,106	0.62%	819,494	69,043
Currencies	1,029,575	1.93%	2,188,673	89,735

TOTAL	$4,426,310	8.30%	$8,729,804	$1,252,378

(2) Average capitalization of Transtrend Class DT is $53,391,089.

Transtrend Class DT (2)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$119,001	0.16%	$517,498	$10,755
Energy	196,230	0.26%	732,217	3,582
Interest Rates	4,845,718	6.44%	7,298,634	2,592,282
Metals	76,241	0.10%	235,481	1,184
Stock Indices	291,525	0.39%	779,868	14,563
Currencies	228,493	0.30%	802,119	26,283

TOTAL	$5,757,208	7.65%	$10,365,817	$2,648,649

(2) Average capitalization of Transtrend Class DT is $75,287,863.

Winton Class DT (5)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$310,139	0.58%	$675,471	$85,599
Energy	156,051	0.29%	244,753	58,399
Interest Rates	749,833	1.40%	1,350,479	325,822
Metals	568,384	1.06%	1,179,002	92,197
Stock Indices	258,221	0.48%	685,344	18,967
Currencies	458,531	0.86%	955,569	135,996

TOTAL	$2,501,159	4.67%	$5,090,618	$716,980

(5) Average capitalization of Winton Class DT is $53,430,843.

Winton Class DT (5)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$23,349	0.03%	$59,461	$877
Energy	12,483	0.02%	28,334	378
Interest Rates	2,965,758	3.94%	3,534,637	2,556,359
Metals	61,345	0.08%	203,170	4,910
Stock Indices	123,451	0.16%	446,208	21,912
Currencies	256,475	0.34%	511,567	52,661

TOTAL	$3,442,861	4.57%	$4,783,377	$2,637,097

(5) Average capitalization of Winton Class DT is $75,340,044.

Man AHL LLC Class DT (5)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$260,494	0.57%	$350,505	$163,641
Energy	553,629	1.22%	709,557	331,272
Interest Rates	805,551	1.77%	1,138,189	531,388
Metals	276,173	0.61%	684,857	4,209
Stock Indices	27,673	0.06%	45,395	11,064
Currencies	1,520,914	3.35%	2,222,838	1,037,780

TOTAL	$3,444,434	7.58%	$5,151,341	$2,079,354

(5) Average capitalization of Man AHL LLC Class DT is $45,431,446.

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

Item 8:          Financial Statements and Supplementary Data

Net Income by Quarter
Eight Quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$11,744,417	$9,390,410	$(2,755,888)	$12,904,487	$(5,796,648)	$6,659,539	$(21,349,423)	$(5,966,415)
Total Expenses	2,134,882	2,303,858	2,426,313	2,501,175	2,724,237	2,847,380	3,039,014	3,511,697
Net Income (Loss)	$9,609,536	$7,086,552	$(5,182,201)	$10,403,312	$(8,520,885)	$3,812,159	$(24,388,437)	$(9,478,112)

Net Income (Loss) per weighted average Unit (a)	$7.9108	$5.6016	$(3.8961)	$7.3611	$(5.56)	$2.37	$(14.64)	$(5.44)

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

Item 9A: Controls and Procedures

Disclosure controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership’s as of and for the year which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

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

The Partnership’s management assessed the effectiveness of the Partnerships’ internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2010, the Partnership’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B:   Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers  and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by MLAI.  Trading decisions are made by the Trading Advisors on behalf of the Portfolio Funds.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer
(Principal Financial and Accounting Officer)

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including:  Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a  Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds.  Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2010, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $8,313,413.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)	Identification of Certain Significant Employees:

None.

(d)	Family Relationships:

None.

(e)	Business Experience:

See Item 10(a) and (b) above.

(f)	Involvement in Certain Legal Proceedings:

None.

(g)	Promoters and Control Persons:

Not applicable.

(h)	Section 16(a) Beneficial Ownership Reporting Compliance

Not contained herein.

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

(b)                                 Security Ownership of Management:

As of December 31, 2010, MLAI owned 41,734 Unit-equivalent general partnership interests, which was 3.54% of the total Units outstanding and the principals of MLAI did not own any Units. No partner holder owns 5% or more of the Fund’s Partnership Units.

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

Item 14: Principal Accounting Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Partnership’s financial statements as of and for the years ended December 31, 2010 and 2009 were $85,000 and  $85,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2010 and 2009 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2010 and 2009 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $63,750 and $63,750, respectively.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

		Page
1.	Financial Statements:

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

	Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	6

	Notes to Financial Statements	7

2.	Financial Statement Schedules:

	(a) Financial Statements of ML Aspect FuturesAccess LLC

	Report of Independent Registered Public Accounting Firms	1

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

	Statements of Changes in Members’ Capital for the years ended December 31, 2010, 2009 and 2008	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	7

	Notes to Financial Statements	10

	(b) Financial Statements of ML Bluetrend FuturesAccess LLC

	Report of Independent Auditors	1

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

	Statements of Changes in Members’ Capital for the years ended December 31, 2010 2009 and 2008	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	7

	Notes to Financial Statements	10

	(c) Financial Statements of Man AHL FuturesAccess LLC

	Report of Independent Registered Public Accounting Firms	1

	Financial Statements

	Statement of Financial Condition as of December 31, 2010 and 2009	2

	Statement of Operations for the period August 1, 2010 (commencement of operations) to December 31, 2010	3

	Statement of Changes in Members’ Capital for the period August 1, 2010 (commencement of operations) to December 31, 2010	4

	Financial Data Highlights for the period August 1, 2010 (commencement of operations) to December 31, 2010	5

Notes to Financial Statements	6

(d) Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

Report of Independent Registered Public Accounting Firms	1

Financial Statements

Statements of Financial Condition as of December 31, 2010 and 2009	3

Statements of Operations for the years ended December 31, 2010, 2009 and and 2008	4

Statements of Changes in Members’ Capital for the years ended December 31, 2010 2009 and 2008	5

Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	7

Notes to Financial Statements	10

(e) Financial Statements of ML Winton FuturesAccess LLC

Report of Independent Registered Public Accounting Firms	1

Financial Statements

Statements of Financial Condition as of December 31, 2010 and 2009	3

Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

Statements of Changes in Members’ Capital for the years ended December 31, 2010, 2009 and 2008	5

Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	7

Notes to Financial Statements	10

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01(i)	Amended and Restated Certificate of Limited Partnership of ML JWH Strategic Allocation Fund L.P.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Form 8-K filed August 13, 2007.

3.01(ii)	Eighth Amended and Restated Limited Partnership Agreement.

Exhibit 3.01(ii):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of ML Aspect FuturesAccess LLC

13.03	Financial Statements of ML Bluetrend FuturesAccess LLC

13.04	Financial Statements of Man AHL FuturesAccess LLC

13.05	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.06	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 13.01, Exhibit 13.02, Exhibit 13.03, Exhibit 13.04 and Exhibit 13.05:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02:	Are filed herewith.

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

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Dean Morgan	Vice President and Manager	March 15, 2011
Dean Morgan

/s/ James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/ Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/ Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TREND-FOLLOWING FUTURES FUND L.P.

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibits

Exhibit 13.01	Registrant’s 2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	ML Aspect FuturesAccess Financial Statements as of and for the years ended December 31, 2010, 2009 and 2008 and Report of Independent Registered Public Accounting Firms

Exhibit 13.03	ML BlueTrend FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2010, 2009 and 2008 and Report of Independent Registered Public Accounting Firms

Exhibit 13.04	Man AHL FuturesAccess LLC Financial Statements as of and for the period August 1, 2010 (Commencement of Operations) to December 31, 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.05	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2010, 2009 and 2008and Report of Independent Registered Public Accounting Firms

Exhibit 13.06	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2009, 2008 and 2007and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a — 14(a) / 15d — 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications