Form 10-Q
period 2011-03-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2011-05-13
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, 1,117,312 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS:
Cash and cash equivalents	$309,375	$310,535
Investments in Portfolio Funds (cost $166,091,734 for 2011 and cost $177,007,802 for 2010)	213,212,805	227,833,196
Due from Portfolio Funds	5,261,287	2,958,005
Accrued interest receivable	41	81
TOTAL ASSETS	$218,783,508	$231,101,817

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$729,278	$770,339
Redemptions payable	4,993,367	2,781,701

Total liabilities	5,722,645	3,552,040

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	7,958,281	8,063,381
Limited Partners (1,075,578 Units and 1,135,971 Units)	205,102,582	219,486,396

Total partners’ capital	213,060,863	227,549,777

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$218,783,508	$231,101,817

NET ASSET VALUE PER UNIT
(Based on 1,117,312 and 1,177,705 Units outstanding; unlimited Units authorized)	$190.6906	$193.2146

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$3,046,592	$9,246,023
Change in unrealized, net	(3,704,323)	3,658,238
Total trading profit (loss)	(657,731)	12,904,261

INVESTMENT INCOME:
Interest	183	226

EXPENSES:
Wrap fee	2,240,415	2,487,465
Administrative and filing fees	—	13,710
Total expenses	2,240,415	2,501,175

NET INVESTMENT (INCOME) LOSS	(2,240,232)	(2,500,949)

NET PROFIT (LOSS)	$(2,897,963)	$10,403,312

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	$1,163,278	1,413,283

Net income(loss) per weighted average General Partner and Limited Partner Unit	$(2.49)	$7.36

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	1,432,093	$7,341,338	$244,582,579	$251,923,917

Subscriptions	9,827	—	1,705,335	1,705,335

Net Profit (Loss)	—	317,388	10,085,924	10,403,312

Redemptions	(83,196)	—	(14,681,892)	(14,681,892)

PARTNERS’ CAPITAL, March 31, 2010	1,358,724	$7,658,726	$241,691,946	$249,350,672

PARTNERS’ CAPITAL, December 31, 2010	1,177,705	$8,063,381	$219,486,396	$227,549,777

Subscriptions	7,568	—	1,459,151	1,459,151

Net Profit (Loss)	—	(105,100)	(2,792,863)	(2,897,963)

Redemptions	(67,961)	—	(13,050,102)	(13,050,102)

PARTNERS’ CAPITAL, March 31, 2011	1,117,312	$7,958,281	$205,102,582	$213,060,863

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
Per Unit Operating Performance:	March 31, 2011	March 31, 2010
Net asset value, beginning of period	$193.21	$175.91

Net Realized and net unrealized change in trading profit (loss)	(0.60)	9.38
Expenses (1)	(1.92)	(1.77)

Net asset value, end of period	$190.69	$183.52

Total Return: (3)

Total return	-1.31%	4.32%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	1.02%

Net investment profit (loss)	-1.27%	4.49%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011  and 2010. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

2.               INVESTMENTS IN PORTFOLIO FUNDS

The five funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Partnership is invested in as of March 31, 2011 are; ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), MAN AHL FuturesAccess LLC (“MAN”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). On August 2, 2010 MAN was added to the Portfolio Funds. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

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

The Investment in Portfolio Funds at and for the period ended March 31, 2011 and at and for the year ended December 31, 2010 are as follows:

March 31, 2011

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 3/31/11	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$42,642,561	20.01%	$746,922	$28,362,754	$(169,443)	$—	Monthly
ML Aspect FuturesAccess LLC	42,642,561	20.01%	223,490	30,718,487	(168,640)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	42,642,561	20.01%	(308,231)	28,455,469	(112,008)	—	Monthly
ML Bluetrend FuturesAccess LLC	42,642,561	20.01%	1,462,164	35,326,226	(114,280)	—	Monthly
ML Man AHL FuturesAccess LLC	42,642,561	20.01%	(2,782,076)	43,228,798	(109,748)	—	Monthly

Total Investment in Portfolio Funds at fair value	$213,212,805	100.05%	$(657,731)	$166,091,734	$(674,119)	$—

December 31, 2010

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/10	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$45,566,639	20.02%	$6,679,492	$31,131,698	$(822,385)	$—	Monthly
ML Aspect FuturesAccess LLC	45,566,639	20.02	7,463,239	33,112,629	(822,235)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	45,566,639	20.02	8,748,727	30,230,119	(548,851)	—	Monthly
ML Bluetrend FuturesAccess LLC	45,566,640	20.02	7,922,163	39,168,453	(507,761)	—	Monthly
ML Man AHL FuturesAccess LLC	45,566,639	20.02	2,256,117	43,364,903	(192,201)	—	Monthly
ML Chesapeake FuturesAccess LLC*	—	0.00	(1,787,343)	—	(51,094)	—	Monthly

Total Investment in Portfolio Funds at fair value	$227,833,196	100.10%	$31,282,395	$177,007,802	$(2,944,527)	$—

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of March 31, 2011
	Total Assets	Total Liabilities	Total Capital
Winton	$973,808,211	$21,731,355	$952,076,856
Aspect	298,663,851	15,135,849	283,528,002
Transtrend	262,577,341	2,204,077	260,373,264
Bluetrend	277,427,741	8,240,125	269,187,616
Man AHL	52,182,007	1,833,473	50,348,534

Total	$1,864,659,151	$49,144,879	$1,815,514,272

	As of December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$917,058,733	$19,588,425	$897,470,308
Aspect	287,826,784	6,395,411	281,431,373
Transtrend	258,918,312	2,958,512	255,959,800
Bluetrend	278,017,566	16,683,618	261,333,948
Man AHL	54,869,253	5,140,402	49,728,851

Total	$1,796,690,648	$50,766,368	$1,745,924,280

	For the three months ended March 31, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$1,076,819	$(11,466)	$(318,431)	$746,922
Aspect	480,595	(24,692)	(232,413)	223,490
Transtrend	(99,635)	(51,304)	(157,292)	(308,231)
Bluetrend	2,134,869	(40,490)	(632,215)	1,462,164
Man AHL	(2,466,625)	(126,472)	(188,979)	(2,782,076)

Total	$1,126,023	$(254,424)	$(1,529,330)	$(657,731)

	For the three months ended March 31, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$2,864,052	$(17,083)	$(252,888)	$2,594,081
Aspect	2,515,578	(30,500)	(267,662)	2,217,416
Transtrend	4,523,722	(104,654)	(190,554)	4,228,514
Chesapeake*	(1,716,301)	(5,817)	(65,225)	(1,787,343)
Bluetrend	7,398,688	(49,752)	(1,697,343)	5,651,593

Total	$15,585,739	$(207,806)	$(2,473,672)	$12,904,261

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2011	$213,212,805	$—	$213,212,805	$—
December 31, 2010	$227,833,196	$—	$227,833,196	$—

There were no significant transfers to or from Level I or II during the quarter ended March 31, 2011.

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

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter, into agreements that obligate the Partnership to indemnify third parties, including affiliates of the Partnership, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended March 31, 2011 are paid on behalf of the Partnership by the Sponsor.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2010	$169.62	$173.32	$183.52
2011	$190.82	$194.34	$190.69

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011       .

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011 Partnership capital decreased 6.37% from $227,549,777 to $213,060,863.  This decrease was attributable to the net loss from operations of $2,897,963, coupled with the redemption of 67,961 Redeemable Units resulting in an outflow of $13,050,102. The cash outflow was offset with cash inflow of $1,459,151 due to subscription of 7,568 units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost, as provided by the investment manager of the cash equivalent, which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

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

Results of Operations

January 1, 2011 to March 31, 2011

The Partnership experienced a net trading loss for the quarter ended March 31, 2011 of $657,731.

The Portfolio Funds posted losses to the Partnership at the beginning of the quarter. Going into January the trading advisors had mostly long positions in all four major asset classes (commodities, stock indices, currency, fixed income). Commodities continued to represent the largest risk allocation and the trading advisors had long positions in energies (except natural gas), metals, grains, crops and livestock. The stock indices was the next biggest risk allocation as the trading advisors had long positions in most geographies with the exception of some short positions in the European Stock Market indices. The trading advisors had long positions in commodity and emerging market currencies against short positions in European currencies (Euro, British pound, Swiss franc). In fixed income, exposure was more on the long side at the short end of the curve and more short at the long end of the curve resulting in losses. The energy, equity and agricultural markets continued to move higher resulting from positive economic and earnings news as well as the uncertainty around the unrest in North Africa. Most of the Portfolio Funds benefited from the rise in these sectors due to long positions in those markets while currencies, precious metals and fixed income had pullbacks and volatility. In the Foreign Currency Exchange, commodity and emerging market currencies suffered a reversal while the previously weak European currencies rose due to optimism with respect to debt problems and growth. These moves went directly against the trading advisors positioning and currencies were the worst performing asset class for almost all of the Portfolio Funds. After months of rising prices in gold and silver resulting in profits posted to the Partnership, this sector reversed in January as gold and silver reversed, resulting in losses. Exposures in fixed income had been coming down since September 2010 when yields first began to reverse, but remaining long positions still suffered from the moves in

January. BlueTrend was the best performing trading advisor in January as a result of having much higher risk allocations to the sectors that did not see reversals (namely energies and equity indices). At the other end of the range, Man AHL was the worst performing trading advisor. MAN AHL’s main risk exposures happened to be in Foreign Exchange and fixed income where reversals hit the worst.

The Portfolio Funds posted profits to the Partnership in the middle of the quarter. Commodities continued to represent the largest risk allocation in February as the trading advisors had long positions in energies (except natural gas), metals, grains, crops and livestock. Equity indices were the next biggest risk allocation as the trading advisors had long positions in most geographies with the exception of some short positions in European indices. The trading advisors had long positions in all foreign currencies against the U.S. dollar, including European, commodity and emerging market currencies. In fixed income, exposure was more on the long side at the short end of the curve and more balanced at the long end of the curve. The Portfolio Funds as a whole were betting on the risk trade to continue to do well. This trade, characterized by long positions in commodities and equities coupled with a short position in the U.S. dollar had generally done well since late last summer, except for pullbacks in select markets during November and January. The Portfolio Funds were positioned for this trade to continue to do well in February. Market price action in February proved to be quite beneficial to general positioning for the Portfolio Funds. The major market moves were in the sectors of energies, precious metals, foreign currencies and equity indices. In each of these sectors, markets continued to go up, benefiting long positions held by the trading advisors. The moves in energies were primarily linked to unrest in Libya. Geopolitical uncertainty also contributed to precious metals gaining value as well appreciation in the currencies of commodity producing countries. In addition, the U.S. dollar generally lost value against European and emerging market currencies and global equity indices did not seem to be too impacted by problems in North Africa and the Middle East as they generally continued to rise due to positive economic numbers and general optimism. The areas where the Portfolio Funds lost money included fixed income and certain agricultural markets. February saw reversals in select grains and softs markets, which resulted in small losses. In addition, fixed income proved to be difficult as yields were volatile and there were no clear trends. However, losses in these sectors were minimal given low risk allocations which did not detract from performance. BlueTrend was the best performing trading advisor among the Portfolio Funds.  BlueTrend’s positioning favored the energy and equity sectors where trends were among the strongest in January. BlueTrend historically has had a greater risk allocation to these sectors and its attribution from them has been significant. When those sectors trend strongly, BlueTrend is likely to outperform. MAN AHL had the lowest return which was still positive. MAN AHL typically has a bias to fixed income and currencies due to its size, given the liquidity of markets in those asset classes. Both of theses asset classes happened to see weaker trends in February, resulting in underperformance for MAN AHL.

The Portfolio Funds posted losses to the Partnership at the end of the quarter. Going into March, the Portfolio Funds had long positions in commodities, equity indices and the Foreign Currency Exchange against the U.S. dollar. The Portfolio Funds were positioned for risk assets to continue to appreciate. In fixed income, the vertical was positioned net long at the short end but net short at the long end of the curve. In addition, there were some short positions in natural gas. This positioning did well initially during March. Continuing troubles in Libya and the Middle East in general put pressure on energy prices, and oil and related markets rose. The Portfolio Funds posted profits to the Partnership in the first week of March. During the second week of March, some reversals began to hit in base metals and agricultural markets, causing losses to long positions held by the trading advisors. Then came the large earthquake in Japan, followed by a tsunami risks of a nuclear meltdown followed. This shock roiled equity markets, with Japanese markets reacting most violently and global markets following suit shortly thereafter. Long positions in global equity indices took a big hit with the trading advisors reducing risk in the asset class quickly given the losses and the spike in volatility. At the end of March, the markets started to come back however, losses were recouped partially given the exposure reductions immediately after the disaster. Overall, most of the trading advisors were profitable in the energy sector, but they suffered large losses in equity indices. The reversals in agriculturals and base metals also resulted in losses to a lesser extent given that these are smaller sectors with lower risk allocations. The trading advisors in the Foreign Currency Exchange as the U.S. dollar continued to slide against the majority of currencies were flat to slightly down in fixed income where a lack of strong trends still hindered performance. The trading advisors with shorter term systems were whipsawed during the month of March, reducing exposures or taking short positions just as markets were rebounding from the intra month lows. Medium and longer term trading advisors kept more risk on and benefited to a greater extent from the bounce back seen in markets towards the end of the month. Similarly, the trading advisors with larger risk allocations to the energy sector did better, while those who allocated more to equity indices, agriculturals and base metals suffered from the reversals seen in those sectors.

Winton was the best performing trading advisors among the Portfolio Funds. Winton targets a lower 10% annualized volatility resulting in lower exposures and risk. During difficult months with reversals and increased volatility, Winton’s losses are typically smaller compared to the other Portfolio Funds. MAN AHL was the worst performing trading advisor. MAN AHL has a greater risk allocation to the more liquid sectors like fixed income, Foreign Exchange and equity indices. These sectors generally suffered from a lack of trends or reversals, resulting in poor performance.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk which is the sum of the individual Portfolio Funds’ tables. The Value at Risk table is also associated with the Partnership’s open positions by market category for the three months ended March 31, 2011 and 2010..

Aspect Class DT (3)	March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,951	0.01%	$4,144	$3,815
Energy	1,271,539	2.87%	1,333,787	1,227,748
Interest Rates	11,452	0.03%	12,012	11,057
Metals	120,997	0.27%	126,921	116,830
Stock Indices	555,147	1.25%	582,325	536,028
Currencies	704,880	1.59%	739,388	680,605

TOTAL	$2,667,966	6.02%	$2,798,577	$2,576,083

(3) Average Capitalization of Aspect Class DT is $44,253,262.

Aspect Class DT (3)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$412,873	0.67%	$464,297	$335,831
Energy	827,725	1.35%	930,819	673,271
Interest Rates	2,256,627	3.68%	2,537,693	1,835,540
Metals	685,340	1.12%	770,699	557,455
Stock Indices	850,970	1.39%	956,960	692,179
Currencies	110,734	0.18%	124,527	90,071

TOTAL	$5,144,269	8.39%	$5,784,995	$4,184,347

(3) Average Capitalization of Aspect Class DT is $61,389,455.

Transtrend Class DT (2)	March 31, 2011

	Average	%of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$402,389	0.91%	$474,955	$329,555
Energy	212,249	0.48%	250,525	173,831
Interest Rates	64,872	0.15%	76,571	53,130
Metals	665,649	1.50%	785,691	545,164
Stock Indices	1,194,215	2.70%	1,409,576	978,058
Currencies	1,580,131	3.57%	1,865,087	1,294,122

TOTAL	$4,119,505	9.31%	$4,862,405	$3,373,860

(2) Average capitalization of Transtrend Class DT is $44,253,262.

Transtrend Class DT (2)	March 31, 2010

	Average	%of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$571,205	0.93%	$799,645	$362,160
Energy	2,334,724	3.80%	3,268,445	1,480,281
Interest Rates	1,335,466	2.18%	1,869,557	846,724
Metals	532,586	0.87%	745,582	337,675
Stock Indices	815,043	1.33%	1,141,002	516,761
Currencies	1,845,896	3.01%	2,584,122	1,170,351

TOTAL	$7,434,920	12.12%	$10,408,353	$4,713,952

(2) Average capitalization of Transtrend Class DT is $61,360,267.

Winton Class DT (5)	March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$188,919	0.43%	$206,313	$174,902
Energy	306,059	0.69%	334,239	283,352
Interest Rates	187,077	0.42%	204,303	173,198
Metals	102,530	0.23%	111,970	94,923
Stock Indices	668,235	1.51%	729,764	618,658
Currencies	645,147	1.46%	704,550	597,283

TOTAL	$2,097,967	4.74%	$2,291,139	$1,942,316

(5) Average capitalization of Winton Class DT is $44,253,263.

Winton Class DT (5)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$503,650	0.82%	$584,322	$433,053
Energy	329,662	0.54%	382,466	283,454
Interest Rates	933,331	1.52%	1,082,828	802,507
Metals	926,896	1.51%	1,075,362	796,974
Stock Indices	923,103	1.50%	1,070,961	793,712
Currencies	610,513	0.99%	708,303	524,938

TOTAL	$4,227,155	6.88%	$4,904,242	$3,634,638

(5) Average capitalization of Winton Class DT is $61,389,455.

Bluetrend Class DT (2)	March 31, 2011

	Average	%of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,094	0.03%	$11,927	$9,928
Energy	1,447,905	3.27%	1,556,656	1,295,721
Interest Rates	111,318	0.25%	119,679	99,618
Metals	6,572	0.01%	7,065	5,881
Stock Indices	1,929,822	4.36%	2,074,771	1,726,986
Currencies	453,360	1.02%	487,412	405,709

TOTAL	$3,960,071	8.94%	$4,257,510	$3,543,843

(2) Average capitalization of Bluetrend Class DT is $44,253,263.

Bluetrend Class DT (2)	March 31, 2010

	Average	%of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$274,755	0.90%	$379,384	$131,593
Energy	2,353,195	7.67%	3,249,313	1,127,061
Interest Rates	1,953,327	6.37%	2,697,172	935,544
Metals	232,697	0.76%	321,310	111,450
Stock Futures	1,184,199	3.86%	1,635,154	567,171
Currencies	79,414	0.26%	109,655	38,035

TOTAL	$6,077,587	19.82%	$8,391,988	$2,910,854

(2) Average capitalization of Bluetrend Class DT is $30,664,254.

Man AHL LLC Class DT (5)	March 31, 2011

	Average	%of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$80,459	0.18%	$96,281	$70,239
Energy	441,895	1.00%	528,793	385,764
Interest Rates	659,841	1.50%	789,598	576,025
Metals	302,064	0.68%	361,465	263,695
Stock Indices	89,469	0.20%	107,063	78,104
Currencies	1,775,889	4.03%	2,125,116	1,550,308

TOTAL	$3,349,617	7.59%	$4,008,316	$2,924,135

(5) Average capitalization of Man AHL LLC Class DT is $44,114,854.

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

Item 4. Controls and Procedures

MLAI, the general partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) OR Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.                    Unregistered Sales of Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act. The selling agent of the following Class of Unit was MLPF&S.

CLASS D

	Subscription
	Amount	Units	NAV
Jan-11	$593,355	3,071	193.21
Feb-11	441,752	2,315	190.82
Mar-11	424,044	2,182	194.34
Apr-11	460,702	2,416	190.69

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

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)