Form 10-Q
period 2011-06-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2011-08-12
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, 1,073,220 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010

ASSETS:
Cash and cash equivalents	$308,075	$310,535
Investments in Portfolio Funds (cost $158,317,548 for 2011 and cost $177,007,802 for 2010)	196,629,787	227,833,196
Due from Portfolio Funds	2,775,428	2,958,005
Accrued interest receivable	22	81

TOTAL ASSETS	$199,713,312	$231,101,817

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$665,733	$770,339
Redemptions payable	2,245,590	2,781,701

Total liabilities	2,911,323	3,552,040

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	7,652,983	8,063,381
Limited Partners (1,031,486 Units and 1,135,971 Units)	189,149,006	219,486,396

Total partners’ capital	196,801,989	227,549,777

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$199,713,312	$231,101,817

NET ASSET VALUE PER UNIT
(Based on 1,073,220 and 1,177,705 Units outstanding; unlimited Units authorized)	$183.3753	$193.2146

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$3,095,035	$3,803,201	$6,141,627	$13,049,224
Change in unrealized, net	(8,808,832)	(6,559,239)	(12,513,155)	(2,901,001)
Total trading profit (loss)	(5,713,797)	(2,756,038)	(6,371,528)	10,148,223

INVESTMENT INCOME (LOSS)
Interest	84	150	267	376

EXPENSES:
Wrap fee	2,105,330	2,426,313	4,345,745	4,913,778
Administrative and filing fees	—	—	—	13,710
Total expenses	2,105,330	2,426,313	4,345,745	4,927,488

NET INVESTMENT INCOME (LOSS)	(2,105,246)	(2,426,163)	(4,345,478)	(4,927,112)

NET PROFIT (LOSS)	(7,819,043)	$(5,182,201)	$(10,717,006)	$5,221,111

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,102,022	1,330,113	$1,132,650	1,371,699

Net income(loss) per weighted average General Partner and Limited Partner Unit	$(7.10)	$(3.90)	$(9.46)	$3.81

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	1,432,093	$8,313,413	$243,610,504	$251,923,917

Subscriptions	14,935	—	2,633,967	2,633,967

Net Profit (Loss)	—	—	5,221,111	5,221,111

Redemptions	(164,599)	—	(29,523,262)	(29,523,262)

PARTNERS’ CAPITAL, June 30, 2010	1,282,429	$8,313,413	$221,942,320	$230,255,733

PARTNERS’ CAPITAL, December 31, 2010	1,177,705	$8,063,381	$219,486,396	$227,549,777

Subscriptions	12,858	—	2,473,371	2,473,371

Net Profit (Loss)	—	(410,398)	(10,306,608)	(10,717,006)

Redemptions	(117,343)	—	(22,504,153)	(22,504,153)

PARTNERS’ CAPITAL, June 30, 2011	1,073,220	$7,652,983	$189,149,006	$196,801,989

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
Per Unit Operating Performance:	June 30, 2011	June 30, 2011
Net asset value, beginning of period	$190.6906	$193.2146

Net Realized and net unrealized change in trading profit (loss)	(5.4058)	(6.0041)
Expenses (1)	(1.9095)	(3.8352)

Net asset value, end of period	$183.3753	$183.3753

Total Return: (3)

Total return	-3.84%	-5.09%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	2.00%

Net investment profit (loss)	-3.69%	-4.96%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
Per Unit Operating Performance:	June 30, 2010	June 30, 2010
Net asset value, beginning of period	$183.5183	$175.9131

Net Realized and net unrealized change in trading profit (loss)	(2.1482)	7.2272
Expenses (1)	(1.8235)	(3.5937)

Net asset value, end of period	$179.5466	$179.5466

Total Return: (3)

Total return	-2.16%	2.07%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	2.02%

Net investment profit (loss)	-2.08%	2.41%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011  and  2010. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Partnership is invested in as of June 30, 2011 are; ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), MAN AHL FuturesAccess LLC (“MAN”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). On August 2, 2010 MAN was added to the Portfolio Funds. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

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

The Investment in Portfolio Funds at and for the period ended June 30, 2011 and at and for the year ended December 31, 2010 are as follows:

June 30, 2011

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 6/30/11	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$39,325,957	19.98%	$92,732	$26,890,864	$(328,574)	$—	Monthly
ML Aspect FuturesAccess LLC	39,325,957	19.98%	(942,406)	29,377,726	(326,977)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	39,325,957	19.98%	(2,932,435)	28,095,837	(216,171)	—	Monthly
ML Bluetrend FuturesAccess LLC	39,325,958	19.98%	974,224	33,229,227	(221,762)	—	Monthly
ML Man AHL FuturesAccess LLC	39,325,958	19.98%	(3,563,643)	40,723,894	(215,250)	—	Monthly

Total Investment in Portfolio Funds at fair value	$196,629,787	99.90%	$(6,371,528)	$158,317,548	$(1,308,734)	$—

December 31, 2010

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/10	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$45,566,639	20.02%	$6,679,492	$31,131,698	$(822,385)	$—	Monthly
ML Aspect FuturesAccess LLC	45,566,639	20.02	7,463,239	33,112,629	(822,235)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	45,566,639	20.02	8,748,727	30,230,119	(548,851)	—	Monthly
ML Bluetrend FuturesAccess LLC	45,566,640	20.02	7,922,163	39,168,453	(507,761)	—	Monthly
ML Man AHL FuturesAccess LLC	45,566,639	20.02	2,256,117	43,364,903	(192,201)	—	Monthly
ML Chesapeake FuturesAccess LLC*	—	0.00	(1,787,343)	—	(51,094)	—	Monthly

Total Investment in Portfolio Funds at fair value	$227,833,196	100.10%	$31,282,395	$177,007,802	$(2,944,527)	$—

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of June 30, 2011
	Total Assets	Total Liabilities	Total Capital
Winton	$1,012,971,061	$15,976,815	$996,994,246
Aspect	293,933,259	5,110,748	288,822,511
Transtrend	255,778,221	3,647,017	252,131,204
Bluetrend	270,394,958	4,884,356	265,510,602
Man AHL	56,828,815	3,187,653	53,641,162

Total	$1,889,906,314	$32,806,589	$1,857,099,725

	As of December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$917,058,733	$19,588,425	$897,470,308
Aspect	287,826,784	6,395,411	281,431,373
Transtrend	258,918,312	2,958,512	255,959,800
Bluetrend	278,017,566	16,683,618	261,333,948
Man AHL	54,869,253	5,140,402	49,728,851

Total	$1,796,690,648	$50,766,368	$1,745,924,280

	For the six months ended June 30, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$493,099	$(22,252)	$(378,116)	$92,731
Aspect	(507,166)	(50,542)	(384,697)	(942,405)
Transtrend	(2,533,498)	(99,469)	(299,469)	(2,932,436)
Bluetrend	1,656,446	(80,809)	(601,412)	974,225
Man AHL	(2,989,368)	(211,710)	(362,565)	(3,563,643)

Total	$(3,880,487)	$(464,782)	$(2,026,259)	$(6,371,528)

	For the six months ended June 30, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$4,744,654	$(39,267)	$(500,335)	$4,205,052
Aspect	2,763,546	(70,249)	(524,121)	2,169,176
Transtrend	2,840,084	(185,262)	(368,809)	2,286,013
Chesapeake*	(1,716,301)	(5,817)	(65,225)	(1,787,343)
Bluetrend	4,457,140	(92,039)	(1,089,776)	3,275,325

Total	$13,089,123	$(392,634)	$(2,548,266)	$10,148,223

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2011	$196,629,787	$—	$196,629,787	$—
December 31, 2010	$227,833,196	$—	$227,833,196	$—

There were no significant transfers to or from Level I or II during the quarter ended June 30, 2011.

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

5.              RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended June 30, 2011 are paid on behalf of the Partnership by the Sponsor.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Partnership’s financial statements.

7.              SUBSEQUENT EVENTS

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June
2010	$169.6232	$173.3194	$183.5183	$186.8689	$178.8380	$179.5466
2011	$190.8217	$194.3375	$190.6906	$198.0035	$189.6097	$183.3753

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Fund’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011 Partnership capital decreased 13.51% from $227,549,777 to $196,801,989.  This decrease was attributable to the net loss from operations of $10,717,006, coupled with the redemption of 117,343 Redeemable Units resulting in an outflow of $22,504,153. The cash outflow was offset with cash inflow of $2,473,371 due to subscription of 12,858 units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Partnership.

Results of Operations

January 1, 2011 to June 30, 2011

January 1, 2011 to March 31, 2011

The Partnership experienced a net trading loss for the quarter ended March 31, 2011 of $657,731.

The Partnership (Trend-Following Futures) declined by more than 1% in the first quarter of 2011 while the Dow Jones-Credit Suisse AllHedge Managed Futures Index lost 2.1%. Market conditions were generally not conducive to trend-following strategies as many markets experienced severe reversals. Overall, the quarter started poorly in January, and the Portfolio Funds were profitable in February only to give it all back and then some in March.

Coming into the first quarter, the Portfolio Funds were generally positioned for a rally in equities and commodities. Additionally, a short U.S. dollar bias was highly prevalent in the portfolio. The majority of the Portfolio Funds had reduced their exposure to fixed income positions going into the year, with smaller allocations remaining on the long side. In January, managed futures strategies generally suffered from a rally in the U.S. dollar and a substantial retracement in gold. In February, this positioning was able to generate positive performance when long positions in equities and energy rallied. However, while February’s gains offset January’s losses to a large extent, it was not enough to carry the strategy for the quarter. March was characterized by volatile trading conditions across several markets, creating losses for the month and putting Trend-Following Futures in negative territory for the year. During March, most trend-following strategies were whipsawed by the sharp selloffs following the earthquake and tsunami in Japan and the sharp rebounds in the weeks afterwards. As a result, losses in agricultural commodities as well as global equity indices offset any gains from energy and currency positions.

While it was generally a challenging quarter for Trend-Following Futures as a whole, individual Portfolio Funds returns varied considerably, ranging from -6.9% to +2.4%. Three Portfolio Funds had negative returns while two ended the quarter with positive performance.

The best performing Portfolio Fund over the first three months was BlueTrend. While the Portfolio Fund encountered many of same difficulties as others in the quarter, BlueTrend did a better job of capturing the upside in energy. The lagging performer in the portfolio, Man-AHL, incurred losses primarily due to poor positioning in the equity and commodity markets, in particular energy and metals market

April 1, 2011 to June 30, 2011

The Partnership experienced a net trading loss for the quarter ended June 30, 2011 of $5,713,797.

The Partnership (Trend-Following Futures) lost -3.8% in the second quarter of 2011, bringing its year-to-date return to -5.1%. The Dow Jones-Credit Suisse AllHedge Managed Futures Index lost -2.2% for the same period and has returned -4.3% year-to-date. The quarter began with gains in April, but the Portfolio Funds suffered losses in the subsequent two months.

Coming into the second quarter, the Portfolio Funds were focused on equity, commodity, and foreign exchange markets while fixed income exposure was generally limited. Long positions in commodities and equity indices in addition to short positions in the U.S. dollar were common themes across the portfolio. This positioning proved profitable in the first month of the quarter. With equities and commodities rallying and the U.S. dollar depreciating, Trend-Following Futures returned +3.3% in April, erasing its losses from the first quarter. However, April’s gains were swiftly retracted as the same positioning that produced profits in April led to losses for the remainder of the quarter. The Portfolio Funds suffered losses in long equity and short U.S. dollar positions as these markets endured sharp reversals. Significant pullbacks in commodities, particularly in the energy, agricultural, and the precious metal sectors also made for a difficult quarter. While managed futures managers typically adapt their exposures to changing market dynamics, severe and abrupt market reversals can be rather problematic as there is insufficient time for managers to adjust their portfolios. The second quarter was one of those challenging environments. In fact, May and June rank among the worst 15 months for the Dow Jones-Credit Suisse AllHedge Managed Futures Index since January 2005.

In addition to being a difficult period for the strategy as a whole, the second quarter proved to be a challenging environment for all of the Portfolio Funds in Trend-Following Futures. For the quarter, underlying Portfolio Funds returns ranged from -2.2% to -7%. As a result, only one Portfolio Fund in the portfolio remains in positive territory for the year. For the most part, longer-term programs and Portfolio Funds who utilize less leverage tended to outperform while Portfolio Funds with shorter-term programs found the recent environment extremely difficult.

The best performing Portfolio Fund for the quarter navigated the market’s volatility better than its peers. The worst performing Portfolio Fund suffered losses as their positioning in commodities and equities was more detrimental to their performance relative to the other Portfolio Funds.

Exposure and Attribution by Asset Class

For much of this year, the Portfolio Funds have allocated significant capital to long commodity positions. Programs suffered significant losses as oil markets, precious metals (particularly silver), and agricultural markets reversed direction and declined in May and June.

In addition to commodities, the Portfolio Funds had a favorable bias toward equities at the outset of the quarter.  In fact, the Portfolio Funds that have been held long positions in equity indices for some time.  In the last two months of the quarter, this sector experienced a significant selloff as uncertainty regarding the European debt crisis and the global economy weighed heavily on the markets.

In currencies, the Portfolio Funds generally began the quarter positioned for U.S. dollar depreciation.  However, short positions in the U.S. dollar against a variety of currencies resulted in losses as the dollar rallied in May.

Allocations to fixed income were small at the beginning of the second quarter, but have increased considerably by the end of the quarter.

January 1, 2010 to June 30, 2010

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk which is the sum of the individual Portfolio Funds’ tables. The Value at Risk table is also associated with the Partnership’s open positions by market category for the six months ended June 30, 2011 and 2010.

Aspect Class DT (3)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,638	0.01%	$3,884	$3,339
Energy	954,715	2.22%	1,207,501	684,418
Interest Rates	373,281	0.87%	773,097	10,010
Metals	213,542	0.50%	333,459	105,769
Stock Indices	367,054	0.85%	527,189	208,970
Currencies	752,541	1.75%	910,398	616,163

TOTAL	$2,664,771	6.20%	$3,755,528	$1,628,669

(3) Average Capitalization of Aspect Class DT is $42,996,274.

Aspect Class DT (3)	June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$347,720	0.58%	$440,199	$265,239
Energy	538,642	0.89%	882,507	255,226
Interest Rates	1,709,270	2.83%	2,405,980	1,115,972
Metals	577,631	0.96%	730,698	441,047
Stock Indices	634,589	1.05%	907,291	403,427
Currencies	665,531	1.10%	1,490,858	85,396

TOTAL	$4,473,383	7.41%	$6,857,533	$2,566,307

(3) Average Capitalization of Aspect Class DT is $60,367,423.

Transtrend Class DT (2)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$264,538	0.62%	$452,333	$103,705
Energy	282,438	0.66%	495,921	165,551
Interest Rates	148,485	0.35%	321,541	50,600
Metals	902,385	2.10%	1,600,714	519,198
Stock Indices	971,399	2.26%	1,342,438	572,707
Currencies	1,249,875	2.91%	1,776,253	707,388

TOTAL	$3,819,120	8.90%	$5,989,200	$2,119,149

(2) Average capitalization of Transtrend Class DT is $42,996,274.

Transtrend Class DT (2)	June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$518,307	0.86%	$856,791	$278,529
Energy	1,955,127	3.24%	3,099,978	954,529
Interest Rates	829,490	1.38%	1,773,193	220,835
Metals	328,731	0.55%	707,152	85,739
Stock Indices	690,234	1.14%	1,082,191	341,897
Currencies	1,710,033	2.84%	2,890,273	939,581

TOTAL	$6,031,922	10.01%	$10,409,578	$2,821,110

(2) Average capitalization of Transtrend Class DT is $60,293,595.

Winton Class DT (5)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$267,244	0.62%	$397,513	$154,032
Energy	352,881	0.82%	471,065	249,541
Interest Rates	91,218	0.21%	179,924	15,726
Metals	349,252	0.81%	656,786	83,596
Stock Indices	345,178	0.80%	642,684	90,587
Currencies	557,528	1.30%	620,479	486,376

TOTAL	$1,963,302	4.56%	$2,968,451	$1,079,858

(5) Average capitalization of Winton Class DT is  $42,996,274.

Winton Class DT (5)	June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$372,259	0.62%	$533,886	$219,160
Energy	248,163	0.41%	349,453	150,391
Interest Rates	976,017	1.62%	1,293,477	733,238
Metals	904,600	1.50%	1,132,325	728,183
Stock Indices	692,382	1.15%	978,520	417,247
Currencies	676,688	1.12%	936,116	479,628

TOTAL	$3,870,109	6.42%	$5,223,777	$2,727,847

(5) Average capitalization of Winton Class DT is $60,367,424.

Bluetrend Class DT (2)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,149	0.15%	$142,902	$9,282
Energy	1,305,478	3.04%	1,473,447	974,911
Interest Rates	147,357	0.34%	223,427	93,142
Metals	274,633	0.64%	636,557	5,499
Stock Indices	1,571,138	3.65%	1,939,900	1,037,515
Currencies	517,758	1.20%	716,848	379,336

TOTAL	$3,882,513	9.02%	$5,133,080	$2,499,685

(2) Average capitalization of Bluetrend Class DT is $42,996,274.

Bluetrend Class DT (2)	June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$195,561	0.45%	$355,824	$90,273
Energy	1,229,060	2.84%	3,047,534	169,856
Interest Rates	1,572,937	3.64%	2,529,680	877,448
Metals	229,364	0.53%	338,673	104,529
Stock Futures	1,274,167	2.95%	2,024,684	531,950
Currencies	946,934	2.19%	2,562,252	35,673

TOTAL	$5,448,023	12.60%	$10,858,647	$1,809,729

(2) Average capitalization of Bluetrend Class DT is $43,215,759.

Man AHL LLC Class DT (5)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$65,488	0.15%	$83,343	$42,290
Energy	612,122	1.43%	990,164	333,923
Interest Rates	457,478	1.07%	683,487	237,060
Metals	201,323	0.47%	312,889	97,347
Stock Indices	178,185	0.42%	328,111	67,608
Currencies	1,383,516	3.22%	1,839,532	848,006

TOTAL	$2,898,112	6.76%	$4,237,526	$1,626,234

(5) Average capitalization of Man AHL LLC Class DT is $42,917,183.

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

Item 4. Controls and Procedures

MLAI, the general partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined  in Rule 13a-15(e) OR Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period  covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended  June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CLASS D

	Subscription
	Amount	Units	NAV
Jan-11	$593,355	3,071	193.2146
Feb-11	441,752	2,315	190.8217
Mar-11	424,044	2,182	194.3375
Apr-11	460,702	2,416	190.6906
May-11	202,360	1,022	198.0035
Jun-11	351,158	1,852	189.6097
Jul-11	135,696	740	183.3753

(b) Not applicable.

(c) Not applicable.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         (Removed and Reserved)

Item 5.         Other Information

None.

Item 6.                           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02	Are filed herewith.

Exhibit 101	Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Partners’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)