Form 10-Q
period 2011-09-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2011-11-10
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, 1,032,863 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010

ASSETS:
Cash and cash equivalents	$307,308	$310,535
Investments in Portfolio Funds (cost $151,077,956 for 2011 and cost $177,007,802 for 2010)	193,875,418	227,833,196
Due from Portfolio Funds	2,915,379	2,958,005
Accrued interest receivable	26	81

TOTAL ASSETS	$197,098,131	$231,101,817

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$656,994	$770,339
Redemptions payable	2,164,202	2,781,701

Total liabilities	2,821,196	3,552,040

PARTNERS’ CAPITAL:
General Partner (41,734 Units and 41,734 Units)	7,849,982	8,063,381
Limited Partners (991,129 Units and 1,135,971 Units)	186,426,953	219,486,396

Total partners’ capital	194,276,935	227,549,777

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$197,098,131	$231,101,817

NET ASSET VALUE PER UNIT
(Based on 1,032,863 and 1,177,705 Units outstanding; unlimited Units authorized)	$188.0956	$193.2146

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
TRADING PROFIT (LOSS):

Realized, net	$2,656,348	$10,901,054	$8,797,975	$23,950,278
Change in unrealized, net	4,485,225	(1,511,063)	(8,027,930)	(4,412,064)
Total trading profit (loss)	7,141,573	9,389,991	770,045	19,538,214

INVESTMENT INCOME (LOSS)
Interest	63	419	330	795

EXPENSES:
Wrap fee	2,012,518	2,303,858	6,358,263	7,217,636
Administrative and filing fees	—	—	—	13,710
Total expenses	2,012,518	2,303,858	6,358,263	7,231,346

NET INVESTMENT INCOME (LOSS)	(2,012,455)	(2,303,439)	(6,357,933)	(7,230,551)

NET PROFIT (LOSS)	5,129,118	$7,086,552	$(5,587,888)	$12,307,663

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	1,058,878	1,265,084	$1,108,060	1,336,160

Net income(loss) per weighted average General Partner and Limited Partner Unit	$4.84	$5.60	$(5.04)	$9.21

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2009	1,432,093	$8,313,413	$243,610,504	$251,923,917

Subscriptions	20,461	—	3,629,659	3,629,659

Net Profit (Loss)	—	—	12,307,663	12,307,663

Redemptions	(220,846)	—	(39,717,981)	(39,717,981)

PARTNERS’ CAPITAL, September 30, 2010	1,231,708	$8,313,413	$219,829,845	$228,143,258

PARTNERS’ CAPITAL, December 31, 2010	1,177,705	$8,063,381	$219,486,396	$227,549,777

Subscriptions	16,682	—	3,196,984	3,196,984

Net Profit (Loss)	—	(213,399)	(5,374,489)	(5,587,888)

Redemptions	(161,524)	—	(30,881,938)	(30,881,938)

PARTNERS’ CAPITAL, September 30, 2011	1,032,863	$7,849,982	$186,426,953	$194,276,935

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Three months ended September 30, 2011	Nine months ended September 30, 2011

Net asset value, beginning of period	$183.3753	$193.2146

Net Realized and net unrealized change in trading profit (loss)	6.6206	0.6165
Interest income	0.0001	0.0003
Expenses (1)	(1.9004)	(5.7358)

Net asset value, end of period	$188.0956	$188.0956

Total Return: (3)

Total return	2.57%	-2.65%

Ratios to Average Net Assets: (1),(2)

Expenses	1.01%	3.01%

Net investment profit (loss)	2.62%	-2.34%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Three months ended September 30, 2010	Nine months ended September 30, 2010

Net asset value, beginning of period	$179.5466	$175.9131

Net Realized and net unrealized change in trading profit (loss)	7.5000	14.7251
Expenses (1)	(1.8215)	(5.4131)

Net asset value, end of period	$185.2251	$185.2251

Total Return: (3)

Total return	3.16%	5.29%

Ratios to Average Net Assets: (1),(2)

Expenses	1.01%	3.02%

Net investment profit (loss)	3.19%	5.60%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011  and  2010. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The five funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Partnership is invested in as of September 30, 2011 are; ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), MAN AHL FuturesAccess LLC (“MAN”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). On August 2, 2010 MAN was added to the Portfolio Funds. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Funds.

The investment transactions were accounted for on the trade date. The investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the Portfolio Funds’ Managers.

The Investment in Portfolio Funds at and for the period ended September 30, 2011 and at and for the year ended December 31, 2010 are as follows:

September 30, 2011

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 9/30/11	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$38,842,748	19.99%	$2,620,943	$24,957,382	$(482,295)	$—	Monthly
ML Aspect FuturesAccess LLC	38,842,750	19.99%	2,719,471	26,597,685	(482,186)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	38,504,418	19.82%	(4,330,268)	28,693,516	(314,370)	—	Monthly
ML Bluetrend FuturesAccess LLC	38,842,753	19.99%	1,320,772	32,559,839	(322,367)	—	Monthly
ML Man AHL FuturesAccess LLC	38,842,749	19.99%	(1,560,873)	38,269,534	(316,285)	—	Monthly

Total Investment in Portfolio Funds at fair value	$193,875,418	99.78%	$770,045	$151,077,956	$(1,917,503)	$—

December 31, 2010

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/10	Management Fee	Performance Fee	Redemptions Permitted
ML Winton FuturesAccess LLC	$45,566,639	20.02%	$6,679,492	$31,131,698	$(822,385)	$—	Monthly
ML Aspect FuturesAccess LLC	45,566,639	20.02	7,463,239	33,112,629	(822,235)	—	Monthly
ML Transtrend DTP Enhanced FuturesAccess LLC	45,566,639	20.02	8,748,727	30,230,119	(548,851)	—	Monthly
ML Bluetrend FuturesAccess LLC	45,566,640	20.02	7,922,163	39,168,453	(507,761)	—	Monthly
ML Man AHL FuturesAccess LLC	45,566,639	20.02	2,256,117	43,364,903	(192,201)	—	Monthly
ML Chesapeake FuturesAccess LLC*	—	0.00	(1,787,343)	—	(51,094)	—	Monthly

Total Investment in Portfolio Funds at fair value	$227,833,196	100.10%	$31,282,395	$177,007,802	$(2,944,527)	$—

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of September 30, 2011
	Total Assets	Total Liabilities	Total Capital
Winton	$1,115,466,794	$31,200,033	$1,084,266,761
Aspect	322,374,140	13,682,012	308,692,128
Transtrend	249,421,102	2,739,777	246,681,325
Bluetrend	278,884,515	12,322,072	266,562,443
Man AHL	65,422,179	8,199,149	57,223,030

Total	$2,031,568,730	$68,143,043	$1,963,425,687

	As of December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$917,058,733	$19,588,425	$897,470,308
Aspect	287,826,784	6,395,411	281,431,373
Transtrend	258,918,312	2,958,512	255,959,800
Bluetrend	278,017,566	16,683,618	261,333,948
Man AHL	54,869,253	5,140,402	49,728,851

Total	$1,796,690,648	$50,766,368	$1,745,924,280

	For the nine months ended September 30, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$3,646,642	$(33,531)	$(992,168)	$2,620,943
Aspect	3,822,756	(73,453)	(1,029,831)	2,719,472
Transtrend	(3,767,158)	(140,686)	(422,425)	(4,330,269)
Bluetrend	2,271,339	(113,458)	(837,109)	1,320,772
Man AHL	(762,864)	(264,354)	(533,655)	(1,560,873)

Total	$5,210,715	$(625,482)	$(3,815,188)	$770,045

	For the nine months ended September 30, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$5,910,126	$(53,882)	$(887,753)	$4,968,491
Aspect	5,988,248	(101,378)	(739,409)	5,147,461
Transtrend	5,794,574	(248,140)	(528,253)	5,018,181
Chesapeake*	(1,716,301)	(5,817)	(65,225)	(1,787,343)
Bluetrend	7,147,579	(143,873)	(1,866,224)	5,137,482
Man AHL	1,554,365	(76,768)	(423,655)	1,053,942

Total	$24,678,591	$(629,858)	$(4,510,519)	$19,538,214

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

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2011	$193,875,418	$—	$193,875,418	$—
December 31, 2010	$227,833,196	$—	$227,833,196	$—

There were no transfers to or from Level I or II during the quarter ended September 30, 2011.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective trading advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by respective trading advisors is sufficient to detect any such intervention is needed.

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended September  30, 2011 are paid on behalf of the Partnership by the Sponsor.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June	July	August	September
2010	$169.6232	$173.3194	$183.5183	$186.8689	$178.8380	$179.5466	$176.6927	$182.7091	$185.2251
2011	$190.8217	$194.3375	$190.6906	$198.0035	$189.6097	$183.3753	$190.7027	$189.4490	$188.0956

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets are its (i) investment in Funds and (ii) Cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Fund’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011 Partnership capital decreased 14.62% from $227,549,777 to $194,276,935.  This decrease was attributable to the net loss from operations of $5,587,888, coupled with the redemption of 161,524 Redeemable Units resulting in an outflow of $30,881,938. The cash outflow was offset with cash inflow of $3,196,984 due to subscriptions of 16,682 units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Partnership conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Partnership.

Results of Operations

January 1, 2011 to September 30, 2011

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

July 1, 2011 to September 30, 2011

The Partnership experienced a net trading gain for the quarter ended September 30, 2011 of $7,141,573.

The Partnership (Trend-Following) gained 2.6% in the third quarter of 2011, bringing its year-to-date return to -2.7%. The Dow Jones-Credit Suisse AllHedge Managed Futures Index returned 4.6% for the same period and has returned 0.5% year-to-date.  The quarter began with gains in July but managers generally had negative returns in the subsequent two months.

Throughout much of the first half of the year the Portfolio Funds maintained a more risk seeking posture with long positions in commodities, equity indices, and short U.S. dollar against a variety of currencies.  This shifted through the second quarter as markets reversed and portfolio risk was reduced.  Coming into the third quarter, risk was more muted as a result of the reversals in several markets and the Portfolio Funds reduced their exposures.  Simultaneously, the Portfolio Funds began building long fixed income exposure as bond and rate contracts appreciated.  This positioning proved profitable in July as gains in fixed income positions outweighed losses in other asset classes.  For the rest of the quarter, gains continued in long rates and bond positions while losses were incurred in most other sectors.  Currencies, equity index, and commodity positions continued to lose money for the Portfolio Funds who eventual shifted their portfolios to reflect a more defensive environment.

Most of the Portfolio Funds had a profitable third quarter with only a single Portfolio Fund in the Partnership having a negative return.  Returns for the third quarter ranged from 0.0% to 8.3%.  Generally, two factors contributed to outperformance: 1) shorter-term systems were better able to capture the inflection point and hence performed better, and 2) the Portfolio Funds who had sizeable long fixed income exposure performed well as trends consolidated in these markets.

The best performing Portfolio Fund for the third quarter was Aspect.  Aspect was able to generate positive returns from sizeable long fixed income exposure.  The worst performing Portfolio Fund was Transtrend. underperformed may be attributable to: 1) one of Transtrend’s four modules has not worked well in the current environment, and 2) Transtrend will generally allocate more to uncorrelated markets and in the short-term, these allocations have generated losses.

Exposure and Attribution by Asset Class

The majority of gains were made in fixed income positions where the Portfolio Funds were long both short and long term instruments.

The Portfolio Funds lost money in most other asset classes for the quarter.  Currencies were extremely difficult to trade: The Portfolio Funds were marginally long most currencies versus U.S. dollar but uncertainty over the European debt crisis caused a flight to safe-haven assets and a rally in the U.S. dollar.  In commodities, precious metals and energies have been volatile leading to the Portfolio Funds reducing their long positions, in some cases going short.  Equity indices also detracted from performance as stocks reversed and sold off through most of the quarter.

January 1, 2010 to September 30, 2010

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Portfolio Funds are speculative commodity pools. The market sensitive instruments held by the Portfolio Funds are acquired for speculative trading purposes and all or substantially all of the Portfolio Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest, and lowest trading Value at Risk which is the sum of the individual Portfolio Funds’ tables. The Value at Risk table is also associated with the Partnership’s open positions by market category for the nine months ended September 30, 2011 and 2010.

Aspect Class DT (3)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$95,298	0.23%	$300,173	$3,085
Energy	896,978	2.14%	1,115,896	632,495
Interest Rates	419,935	1.00%	714,447	9,251
Metals	242,174	0.58%	356,804	97,745
Stock Indices	334,004	0.80%	487,195	193,117
Currencies	644,486	1.54%	841,332	519,872

TOTAL	$2,632,875	6.29%	$3,815,847	$1,455,565

(3) Average Capitalization of Aspect Class DT is $41,962,895.

Aspect Class DT (3)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$335,355	0.60%	$512,705	$211,034
Energy	430,120	0.77%	702,154	203,067
Interest Rates	1,123,846	2.01%	1,914,283	576,702
Metals	542,409	0.97%	801,823	350,913
Stock Indices	369,177	0.66%	721,873	86,490
Currencies	815,664	1.46%	1,571,751	67,944

TOTAL	$3,616,571	6.47%	$6,224,589	$1,496,150

(3) Average Capitalization of Aspect Class DT is $55,849,286.

Transtrend Class DT (2)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$262,455	0.63%	$452,668	$103,782
Energy	551,792	1.32%	1,419,180	165,674
Interest Rates	254,053	0.61%	605,345	50,637
Metals	871,395	2.08%	1,601,900	519,583
Stock Indices	658,447	1.57%	1,343,433	21,022
Currencies	867,292	2.07%	1,777,569	67,768

TOTAL	$3,465,434	8.28%	$7,200,095	$928,466

(2) Average capitalization of Transtrend Class DT is $41,864,934.

Transtrend Class DT (2)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$339,263	0.61%	$685,658	$146,498
Energy	1,450,914	2.60%	2,480,797	763,874
Interest Rates	718,573	1.29%	1,419,020	176,726
Metals	359,494	0.64%	700,306	68,613
Stock Indices	429,896	0.77%	866,037	143,950
Currencies	1,404,927	2.52%	2,312,978	751,912

TOTAL	$4,703,067	8.43%	$8,464,796	$2,051,573

(2) Average capitalization of Transtrend Class DT is $55,797,606.

Winton Class DT (5)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$207,073	0.49%	$361,026	$102,999
Energy	336,815	0.80%	455,664	226,636
Interest Rates	218,189	0.52%	602,936	14,283
Metals	374,544	0.89%	603,386	75,923
Stock Indices	340,800	0.81%	583,693	82,272
Currencies	374,571	0.89%	563,526	84,199

TOTAL	$1,851,992	4.40%	$3,170,231	$586,312

(5) Average capitalization of Winton Class DT is $41,962,895.

Winton Class DT (5)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$227,591	0.41%	$405,865	$92,910
Energy	152,329	0.27%	265,658	63,387
Interest Rates	642,827	1.15%	983,314	353,652
Metals	784,157	1.40%	1,279,703	553,572
Stock Indices	359,530	0.64%	743,881	20,587
Currencies	606,927	1.09%	1,037,187	364,618

TOTAL	$2,773,361	4.96%	$4,715,608	$1,448,726

(5) Average capitalization of Winton Class DT is $55,849,286.

Bluetrend Class DT (2)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$262,400	0.63%	$821,362	$9,132
Energy	897,038	2.14%	1,449,600	101,657
Interest Rates	182,229	0.43%	320,952	91,635
Metals	765,441	1.82%	2,195,087	5,410
Stock Indices	1,137,021	2.71%	1,908,503	265,439
Currencies	416,470	0.99%	705,245	191,539

TOTAL	$3,660,599	8.72%	$7,400,749	$664,812

(2) Average capitalization of Bluetrend Class DT is $41,950,375.

Bluetrend Class DT (2)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$144,047	0.33%	$273,269	$69,329
Energy	829,218	1.90%	2,340,474	130,447
Interest Rates	1,097,855	2.51%	1,942,768	622,613
Metals	256,074	0.59%	530,458	80,277
Stock Futures	1,114,555	2.55%	1,768,398	408,532
Currencies	1,005,105	2.30%	1,990,662	27,397

TOTAL	$4,446,854	10.18%	$8,846,029	$1,338,595

(2) Average capitalization of Bluetrend Class DT is $43,737,470.

Man AHL LLC Class DT (5)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$132,395	0.32%	$328,622	$39,156
Energy	544,184	1.30%	916,780	309,175
Interest Rates	467,549	1.12%	661,617	219,491
Metals	202,107	0.48%	289,700	90,133
Stock Indices	157,814	0.38%	303,794	62,598
Currencies	1,026,365	2.45%	1,703,199	451,106

TOTAL	$2,530,414	6.05%	$4,203,712	$1,171,659

(5) Average capitalization of Man AHL LLC Class DT is $41,907,532.

Man AHL LLC Class DT (5)	September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$322,957	0.71%	$324,646	$321,268
Energy	725,513	1.59%	729,307	721,719
Interest Rates	938,649	2.05%	943,557	933,740
Metals	743,527	1.63%	747,414	739,639
Stock Indices	49,284	0.11%	49,541	49,026
Currencies	1,690,466	3.70%	1,699,305	1,681,627

TOTAL	$4,470,396	9.79%	$4,493,770	$4,447,019

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

Item 4. Controls and Procedures

MLAI, the general partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined  in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period  covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended  September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.                Unregistered Sales of Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-11	$593,355	3,071	193.2146
Feb-11	441,752	2,315	190.8217
Mar-11	424,044	2,182	194.3375
Apr-11	460,702	2,416	190.6906
May-11	202,360	1,022	198.0035
Jun-11	351,158	1,852	189.6097
Jul-11	135,696	740	183.3753
Aug-11	556,279	2,917	190.7027
Sep-11	31,638	167	189.4490
Oct-11	244,333	1,299	188.0956

(b) Not applicable.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

	31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

	Exhibit 31.01 and 31.02	Are filed herewith.

	32.01 and 32.02	Section 1350 Certifications

	Exhibit 32.01 and 32.02	Are filed herewith.

	Exhibit 101	Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)