Form 10-K/A
period 2010-12-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2012-01-27
CIK 1005177

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
 Yes   X       No___

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

Large accelerated filer __	Accelerated filer __

Non-accelerated filer X	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
 Yes __                      No  X

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2011, limited partnership units with a Net Asset Value of $221,803,362 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant's 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the period ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

ML Trend-Following Futures Fund L.P. (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 15, 2011 (the “Original Form 10-K”), with respect to Item 15 (Exhibits and Financial Statement Schedules), to re-file the reports of the independent registered public accounting firms, which have been amended.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2011.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

FINANCIAL STATEMENTS

Statements of Financial Condition as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Statement of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008

Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008

Notes to Financial Statements

2.	Financial Statement Schedules:

(a)  Financial Statements of ML Aspect FuturesAccess LLC
Reports of Independent Registered Public Accounting Firms
Statements of Financial Condition as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Members’ Capital for the years ended December 31, 2010, 2009 and 2008
Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
(b)  Financial Statements of ML BlueTrend FuturesAccess LLC
Reports of Independent Registered Public Accounting Firms
Statements of Financial Condition as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Members’ Capital for the years ended December 31, 2010 2009 and 2008
Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
(c)  Financial Statements of  Man AHL FuturesAccess LLC
Report of Independent Registered Public Accounting Firm
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

Notes to Financial Statements
(d)  Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC
Reports of Independent Registered Public Accounting Firms
Financial Statements
Statements of Financial Condition as of December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010, 2009 and and 2008
Statements of Changes in Members’ Capital for the years ended December 31, 2010, 2009 and 2008
Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
(e)  Financial Statements of ML Winton FuturesAccess LLC
Reports of Independent Registered Public Accounting Firms
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

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Form 10-K/A:

Designation	Description

3.01(i)	Amended and Restated Certificate of Limited Partnership of ML JWH Strategic Allocation Fund L.P.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(i) contained in the Registrant’s Form 8-K filed August 13, 2007.

3.01(ii)	Eighth Amended and Restated Limited Partnership Agreement.

Exhibit 3.01(ii):	Is incorporated by reference from Exhibit 3.01(ii) contained in the Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

13.01 13.02 13.03 13.04
2010 Annual Report and Reports of Independent Registered Public Accounting Firms.

Financial Statements of  ML Aspect FuturesAccess LLC.

Financial Statements of BlueTrend FuturesAccess LLC.

Financial Statements of  Man AHL FuturesAccess LLC.

13.05 13.06	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC. Financial Statements of ML Winton FuturesAccess LLC.

Exhibit 13.01, Exhibit 13.02, Exhibit 13.03, Exhibit 13.04, Exhibit 13.05 and Exhibit 13.06	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, General Partner

By:	/s/ Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date:  January 27, 2012

ML TREND-FOLLOWING FUTURES FUND L.P.

2010 FORM 10-K/A

Amendment No. 1

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Reports of Independent Registered Public Accounting Firms

Exhibit 13.02	ML Aspect FuturesAccess Financial Statements as of and for the years ended December 31, 2010, 2009 and 2008 and Reports of Independent Registered Public Accounting Firms

Exhibit 13.03	ML BlueTrend FuturesAccess LLC Financial Statements as of and for the years Ended December 31, 2010, 2009 and 2008 and Reports of Independent Registered Public Accounting Firms

Exhibit 13.04	MAN AHL FuturesAccess LLC Financial Statements as of and for the period August 1, 2010 (Commencement of Operations) to December 31, 2010 and Report of Independent Registered Public Accounting Firm

Exhibit 13.05	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2010, 2009 and 2008 and Reports of Independent Registered Public Accounting Firms

Exhibit 13.06	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2009, 2008 and 2007 and Reports of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a – 14(a) / 15d – 14(a) Certifications

Exhibit 32.01 and 32.02	Section 1350 Certifications