Form 10-K
period 2011-12-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2012-03-23
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of the Partnership interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable

As of February 29, 2012, limited partnership units with a Net Asset Value of $167,631,130 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Reports of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2011, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TREND-FOLLOWING FUTURES FUND L.P.

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1: Business

(a)           General Development of Business:

ML Trend-Following Futures Fund L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading in July 1996.  The Partnership was formerly known as ML JWH Strategic Fund L.P. The Partnership allocates and reallocates its capital, among a number of different FuturesAccess Funds (defined below).  The FuturesAccess Funds engage in the speculative trading of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and general partner (“General Partner”) of the Partnership MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as (“BAC”).

The Partnership is part of the Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), which has been sponsored and designed by MLAI to make available different managed futures and other commodity trading funds (the “FuturesAccess Funds”) to qualified investors.

The FuturesAccess Funds in which the Partnership invests (“Portfolio Funds”) are specified below.  Each Portfolio Fund implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”).  The Trading Advisors primarily employ systematic trading strategies, which seek to identify market and price trends and take positions in the direction of these trends.  The Trading Advisors may also implement a variety of other pattern recognition and price movement trading systems.  See “Portfolio Funds’ Trading Programs,” below.  MLAI has full discretion over the selection of, and allocation and reallocation of Partnership capital among the Portfolio Funds, see “Portfolio Funds—Selection and Allocations,” below.

Unless the context requires otherwise, references herein to the trading activities, expenses and portfolio of the Partnership refer to the Partnership’s indirect activities engaged in, expenses incurred and portfolio held through each Portfolio Fund, and reference to the Trading Advisor’s activities and other information herein include those of each Trading Advisor.  The term “Trading Program” includes the Partnership’s overall approach as well as each Trading Advisor’s strategy, as applicable.

The Partnership issues limited partnership units (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of December 31, 2011, the aggregate Net Asset Value of the Partnership was $170,829,040, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $183.32.

Through December 31, 2011, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

(b)           Financial Information about Segments:

The Partnership’s and Portfolio Funds’ business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Partnership and the Portfolio Funds do not engage in sales of goods or services.

(c)          Narrative Description of Business:

General

The investment objective of the Partnership is to achieve superior risk-adjusted rates of return through a fund of funds approach focusing on, but not limited to, a single group of alternative investment strategies known as “systematic managed futures strategies.”  Under the direction of MLAI, the Partnership seeks to achieve this objective by allocating its capital among a group of underlying FuturesAccess Funds (each a Portfolio Fund) managed by trading advisors which,  MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and drawdowns.

Systematic trading generally assumes that a disciplined and automatic trading approach based on quantitative analysis without discretionary decision making can enable a trader to forecast price trends or other market dynamics and to take positions designed to profit from it.  These systems can incur substantial losses when the market significantly deviates from its usual historical patterns; e.g., when weather-related catastrophes, international political disruptions, and unanticipated supply/demand imbalances unexpectedly dominate the market.

Systematic trading generally utilizes technical analysis.  Technical analysis relies on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility, unlike fundamental analysis, which is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.

Systematic technical trading systems share basic similarities, although the models which they apply to historical price data differ.  These similarities imply that there will be certain market conditions which are likely to be adverse to all or substantially all of the underlying FuturesAccess Funds in the Partnership’s portfolio.

Systematic trading strategies are speculative and involve substantial risk.  By operating the Partnership as a “fund of funds” and investing in a number of different underlying FuturesAccess Funds, MLAI attempts to mitigate the volatility and certain other risks of investing in a single FuturesAccess Fund.  While diversifying among different trading advisors involves the risk of one manager’s loss frequently offsetting another’s profits, this same diversifying effect also typically reduces overall performance volatility, potentially producing a risk/return profile for the Partnership that may be more consistent with the portfolio objectives of investors than investing in a single FuturesAccess Fund.

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

(a) ML Trend-Following Futures Fund L.P. currently invests in the following underlying Portfolio Funds which are advised, respectively, by the trading advisors (“Trading Advisors”) as indicated below:

Portfolio Funds	Trading Advisors

Aspect FuturesAccess LLC	Aspect Capital Limited
(the “Aspect Fund”)	(“Aspect”)

ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(the “Transtrend Fund”)	(“Transtrend”)

ML Winton FuturesAccess LLC	Winton Capital Management Limited
(the “Winton Fund”)	(“Winton”)

ML Bluetrend FuturesAccess LLC	BlueCrest Capital Management L.P.
(the “Bluetrend Fund”)	(“Bluecrest”)

Man AHL FuturesAccess LLC	Man AHL (USA) Ltd.
(the “Man Fund”)	(“Man”)

(b) The allocation percentages of Trend-Following Futures Fund L.P. investment in the underlying Portfolio Funds as of December 31, 2011 is as follows:

Aspect FuturesAccess LLC	20.00%
ML Bluetrend FuturesAccess LLC	20.00%
Man AHL FuturesAccess LLC	20.00%
ML Transtrend FuturesAccess LLC	20.00%
ML Winton FuturesAccess LLC	20.00%

(c) Each of the Portfolio Funds is managed by MLAI.  Each Trading Advisor has entered into an advisory agreement with the relevant Portfolio Fund and MLAI.  After the initial term of an advisory agreement, the advisory agreement generally will be automatically renewed for successive periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Portfolio Fund upon written notice to the other party.  In addition, the advisory agreements may be terminated at any time upon the occurrence of certain events, such as the aggregate capitalization of a Portfolio Fund falling below a specified level or as a result of a material breach of an advisory agreement by any of the parties.  An advisory agreement will also terminate immediately if the applicable Portfolio Fund is terminated and dissolved as determined by MLAI.  The trading strategies and investment objectives of each of the Portfolio Funds are outlined in “Portfolio Funds’ Trading Programs,” below.

Portfolio Funds — Selection and Allocations

MLAI is responsible for identifying and selecting the underlying FuturesAccess Funds as Portfolio Funds in which the Partnership invests, as well as for allocating and rebalancing Partnership capital among the Portfolio Funds in an effort to maintain target allocations established by MLAI.

MLAI may use quantitative performance criteria, analytical and statistical techniques, market experience, qualitative due diligence and the subjective judgment of MLAI personnel in reviewing and selecting prospective FuturesAccess Funds as Portfolio Funds for the Partnership.  Selecting FuturesAccess Funds for inclusion in the Partnership’s portfolio ultimately involves the subjective evaluation of both quantitative and qualitative factors by MLAI’s personnel.  In evaluating a trading advisor of a FuturesAccess Fund for possible inclusion in the Partnership’s portfolio, MLAI considers a number of factors, which may include, but are not limited to, certain of the following factors:  (i) the type of systematic-based trading strategy implemented and the time frames over which the systems operate; (ii) business acumen, organizational infrastructure and internal controls; (iii) assets under management and track record; (iv) quantitative performance analysis; (v) risk management controls and procedures; (vi) business terms; (vii) conflicts of interest; (viii) the professional background, reputation and experience of a trading advisor’s principals and key personnel; (ix) commitment of the personal assets of a trading advisor’s principals and key personnel to the FuturesAccess Fund; (x) the diversification potential of including the FuturesAccess Fund together with the other FuturesAccess Funds in the Partnership’s portfolio; and (xi) the sophistication and depth of resources committed to ongoing research effort.

MLAI is limited in its trading advisor selections to the FuturesAccess Funds.  There are currently only a limited number of FuturesAccess Funds available for investment by the Partnership.

MLAI determines the target allocations and relative weightings among the FuturesAccess Funds selected for the Partnership’s portfolio.  MLAI makes allocation decisions based on a combination of factors, with emphasis on MLAI’s assessment of the long-term return and risk forecasts of the various Portfolio Funds.  The relative allocation of Partnership capital among the Portfolio Funds will vary over time due to target allocation levels, market appreciation/depreciation and other factors.  In addition to assigning target allocations, MLAI may establish an allocation range for certain or all Portfolio Funds, which affects when, and the manner in which, MLAI rebalances the Partnership’s portfolio.

MLAI periodically reviews Portfolio Fund performance as well as changes in market conditions to determine whether to terminate existing or to add new Portfolio Funds, and/or to adjust its target allocations and relative weightings among the existing Portfolio Funds.

There can be no assurance as to which factors MLAI may consider in making capital allocations for the Partnership, or as to which allocations MLAI may make.

During the fiscal year ended December 31, 2011, MLAI did not terminate any of the Trading Advisors.

Portfolio Funds’ Trading Programs

PORTFOLIO FUNDS

Aspect Fund

Trading Strategies and Investment Objectives

Aspect trades its Diversified Program for the Aspect Fund (the “Aspect Trading Program”). The Aspect Trading Program employs a fully automated system to collect, process and analyze market data, including current and historical price data, and identify and exploit directional moves in market behavior.  The Trading Program trades across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to the aggregate signal and are adjusted to control risk.

Generally, the Aspect Trading Program maintains positions in the majority of traded markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

The core objectives of the Aspect Trading Program are to:  produce strong medium-term capital growth; seek and exploit profit opportunities in both rising and falling markets using a quantitative and systematic investment process seek long-term diversification away from overall movements in traditional bond and stock markets; and minimize risk by operating in a diverse range of markets and sectors using an investment process that adheres to pre-defined and monitored risk limits and determines market exposure in accordance with factors including, but not limited to, market correlation, volatility, liquidity and the cost of market access.

The Aspect Trading Program is not applied by Aspect with any pre-determined preference for any market.  Rather, allocations to strategies and individual markets depend upon an analysis of a range of factors which may include liquidity, correlation and cost of trading.  Allocations are currently made on a long-term average risk basis which takes into account varying levels of market volatility and intra-market correlation.  These allocations are subject to regular review and may change from time to time at Aspect’s discretion.

A fundamental principle of Aspect’s investment approach is the importance of a risk management framework.  Aspect’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, Aspect employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Aspect Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  Additionally, Aspect has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Aspect Trading Program, Aspect may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that intervention may be in the best interests of its clients.  In terms of the second stream, Aspect has an Operational Risk Committee which is responsible for managing all operational risk affecting Aspect.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at Aspect, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

Markets

The Aspect Trading Program applies a systematic and broadly diversified global trading system, which employs multiple trading strategies that, primarily through the use of listed futures and global F/X derivative contracts, seek to identify and exploit directional moves in market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.

BlueTrend Fund

Trading Strategies and Investment Objectives

BlueCrest trades its BlueTrend Program for the BlueTrend Fund (the “BlueTrend Trading Program”).

The BlueTrend Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  BlueCrest aims to apply scientific techniques to the analysis and modeling of markets, thereby seeking to deliver reliable trading systems with absolute returns and superior risk and rewards.

The BlueTrend Trading Program seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development.  The BlueTrend Trading Program’s systematic research team combines research, model development, implementation and execution functions.  The BlueTrend Fund’s portfolio construction is regularly reviewed with a view to achieving its goal of delivering superior returns while maintaining diversity.

The trading strategy utilized by the BlueTrend Fund is a systematic trading model.  Capital allocation decisions between the models, between the markets within a model and individual buy and sell decisions within such markets are made on a systematic basis using quantitative analysis.

Markets

The BlueTrend Fund trades daily futures across 150+ markets in equity indexes, fixed income, F/X., energy, metals, agricultural commodities on the principal futures exchanges in the United States, the United Kingdom, Asia, Japan and Europe.

Man AHL Fund

Trading Strategies and Investment Objectives

Man AHL trades its AHL Diversified Program (the “Man AHL Trading Program”) for the Man AHL Fund.  The Man AHL Trading Program is engineered to capitalize on movements in a fully diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.

Man AHL employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world.  The trading systems are quantitative and primarily directional in nature, meaning that investment decisions are entirely driven by mathematical models based on market trends and other historic relationships.

In addition to emphasizing sector and market diversification, the Man AHL Trading Program has been constructed to achieve diversification by combining various systems.  The systems are driven by computerized processes or trading algorithms, most of which work by sampling prices in real time and measuring price momentum and breakouts.  The trading algorithms aim mainly to capture price trends and close out positions when there is a high probability of a different trend developing, although the Man AHL Trading Program may include algorithmic systems based on certain forms of quantitative fundamental data that can be captured efficiently, such as interest rate data.

In line with the principle of diversification, the approach to portfolio construction and asset allocation is premised on the importance of deploying investment capital across the full range of sectors and markets.  Particular attention is paid to correlation of markets and sectors, expected returns, trading costs and market liquidity. Portfolios are regularly reviewed and, when necessary, adjusted to reflect changes in these factors.

Risk management consists primarily of monitoring risk measures and ensuring the systems remain within prescribed limits.  The major risk monitoring measures and focus areas include value-at-risk, stress testing, implied volatility, leverage, margin-to-equity ratios and net exposures to sectors and different currencies.

Market Traded

The Man AHL Trading Program trades in approximately 150 markets. The Man AHL Trading Program invests in a diversified portfolio of instruments which may include futures, options on futures, forward contracts, swaps and other financial derivatives, both on and off exchange.  These markets may include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agriculturals.

Transtrend Fund

Trading Strategies and Investment Objectives

Transtrend trades its Diversified Trend Program (the “Transtrend Trading Program”) for the Transtrend Fund.  The applied principles of risk management play a dominant role in Transtrend’s trading methodology.  The Transtrend Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  The Transtrend Trading Program is essentially based on quantitative analysis of signaled price behavior of instruments traded and therefore not on fundamental analysis.  The Transtrend Trading Program is systematic by nature and requires a consistent application.  Discretionary inputs are not essential to the effectiveness of the program.

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of Transtrend Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In all trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations of instruments.

While Transtrend generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances Transtrend may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by Transtrend may have a positive or negative impact on the performance of the Fund.

The Transtrend Trading Program may hold positions in different instruments with one or more trading systems.  The simultaneous application of diverging trading systems, each with a positive profit expectancy over the course of time, can contribute to a different timing of both purchase and sale transactions, thus enhancing smoother performance characteristics when compared to a single trading system.  However, the profitability of trading systems, individually or in combination, cannot be guaranteed and the Fund may incur substantial losses.

The Transtrend Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  Transtrend will trade the Trading Program - Enhanced Risk Profile (USD) on behalf of the Portfolio Fund.  The Transtrend Trading Program can at any time be net long, short or neutral in any given market.

Once the acceptable portfolio components have been defined for an account, Transtrend determines the relative proportions of all components within the portfolio on the basis of signaled correlation over the course of time, which is re-computed from time to time.  Correlation analysis contributes to the estimation of the risk to the portfolio of trends of particular instruments reversing at the same time.

The allocation to instruments, i.e., the determination of portfolio components and their relative proportions, varies over the course of time, because, among other reasons, of changes to the list of instruments traded in the Transtrend Trading Program and because of observed changes in price behavior, correlation and market liquidity.

The risk-estimate used by Transtrend is trade-based and takes volatility into account.  This implies an internal risk evaluation by the applied trading systems, which may lead to adjustments of position sizes during the lifetime of a position.  The initial risk evaluation determines the position size at the time of entry.  Signaled price behavior may lead to a gradual addition to or reduction of the initial position.  Significantly adverse price behavior may lead to a partial or full exit for all or a portion of the position, as applicable.  Transtrend reserves the right to temporarily reduce individual or overall position sizes under extreme market conditions of any kind.  These extreme conditions may be real or perceived.  It is possible that such reductions, which have the sole intention of reducing risk, will reduce the profitability which could have been achieved otherwise.

The entry/exit tools used by Transtrend may contain both proprietary trend-following and contra-trend elements and include techniques of dynamic profit targets and dynamic stop levels for individual trades.  The trading systems act at specific times or time intervals and upon specific price levels during a market session or during the day.

Markets

The Transtrend Trading Program trades the following instruments on U.S. and non-U.S. exchanges and markets: futures, options on futures, swaps, swaps on futures, forwards contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on regulated markets such as exchanges, and/or over-the counter (“OTC”) markets.  The instruments that Transtrend trades may also include other derivative, and margined instruments traded on regulated and/or OTC markets.

Winton Fund

Trading Strategies and Investment Objectives

Winton trades its Diversified Program (the “Winton Trading Program”) for the Winton Fund.  The investment objective of the Winton Trading Program is to achieve long-term capital appreciation through compound growth.  Winton seeks to achieve this goal by pursuing a diversified trading scheme that does not necessarily rely upon favorable conditions in any particular market, or on market direction.

The Winton Trading Program employs what is traditionally known as a “systematic” approach to trading financial instruments.  In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders, based upon the instructions generated by the Winton Computer Trading System (the “Winton Trading System”).  The Winton Trading Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple models.  The Winton Trading Program seeks to allocate for maximum diversification.

The Winton Trading Program can be thought of as more “technical” than “fundamental” in nature.  The term “technical analysis” is generally used to refer to analysis based on data intrinsic to a market, such as price and volume.  It is often contrasted with “fundamental analysis” which relies upon analysis of factors external to a market, such as crop conditions, the weather or supply and demand.

The Winton Trading Program relates the probability of the size and direction of future price movements with certain indicators derived from past price movements to produce algorithms that characterize the degree of trending of each market at any point in time.

In addition to its trend-following models, the Winton Trading Program contains certain “non-directional” models that derive their forecasts from factors often excluded by technical analysis.  In these quantitative systems, the primary input is likely to be information about the yield curve or an economic variable rather than market price.  These models work in the same way as those based on technical analysis, except that they use a different set of forecasting variables.

While discretionary inputs are generally not essential to the effectiveness of a “systematic” trading model, it is nonetheless important to recognize that given the often rapid and unpredictable nature of some market events, not every decision to change the Winton Trading System can be conceived as entirely “systematic” and some may be more “discretionary” in nature.  Examples of discretionary actions might include decreasing the margin-to-equity ratio, liquidating all positions in certain markets or declining to execute an order generated by the Winton Trading System.  This discretionary decision-making would normally only be taken in order to reduce risk and would generally be temporary in nature.  These acts may not enhance the performance of the Winton Trading Program over what might have otherwise been achieved without the exercise of such discretion.

The management of risk is an integral part of the Winton Trading System.  Winton’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to Winton’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

Markets

The Winton Trading Program trades in over 100 international futures, options and forward markets, as well as certain OTC instruments, which may include foreign exchange and interest rate forward contracts and swaps.

Employees

The Partnership has no employees.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 25% of the Portfolio Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Portfolio Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Portfolio Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Portfolio Fund’s futures clearing broker.  MLPF&S is an affiliate of Bank of America.  Certain of the Portfolio Fund’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by MLIB as F/X prime broker and counterparty, are typically not segregated.

The bank accounts in which MLPF&S deposits Portfolio Fund cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC.  MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Portfolio Fund, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Portfolio Fund’s assets, including as prime brokers.

Cash Management and Interest

The Portfolio Fund generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Portfolio Fund, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Portfolio Fund does not earn interest income on, the Portfolio Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Portfolio Fund’s cash may be greater than, less than or equal to the Portfolio Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Portfolio Fund’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Portfolio Fund receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Portfolio Fund’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Portfolio Fund, may lend certain currencies to, and borrow certain currencies from the Portfolio Fund.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Partnership during 2011, 2010 and 2009.

	2011		2010		2009
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Brokerage Commission	$—	0.00%	$—	0.00%	$—	0.00%
Administrative and Filing Fees	—	0.00%	(163,623)	-0.05%	(20,718)	-0.01%
Wrap Fee	8,213,872	4.05%	9,529,851	3.17%	12,143,045	4.04%
Total	$8,213,872	4.05%	$9,366,228	3.12%	$12,122,327	4.03%

The Partnership’s average month-end Net Assets during 2011, 2010 and 2009 equaled $202,584,124, $233,236,597 and $300,503,024, respectively.

During the years ended December 31, 2011, 2010 and 2009 the Partnership earned $330, $1,031, and $4,357 in interest income, respectively, or approximately 0.0002%, 0.0004% and 0.0014% respectively, of the Partnership’s average month end Net Assets.

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Portfolio Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Portfolio Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Units of the Fund.

Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Portfolio Fund rather than a distinct expense item separable from the Portfolio Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Portfolio Fund’s assets at MLPF&S are neither a direct expense of the Portfolio Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Partnership, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Partnership by the investor.

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

Performance fees

Performance fees paid by the Portfolio Funds are paid at the following rates; Aspect – 15%; Bluetrend – 25%; Man-20%, Transtrend – 25% and Winton – 15%, of any New Trading Profits as defined and earned by the respective advisors. “New Trading Profits” equal any increase in the Net Asset Value of the Portfolio Fund, prior to reduction for any accrued performance fee or sponsor fees to MLAI, as of the current performance fee calculation date over the Partnership’s “High Water Mark.” The “High Water Mark” attributable to the Partnership equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Portfolio Fund.

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

Initial Sales commissions

In addition to the wrap fee, Investors in the Partnership are subject to a onetime upfront sales commission of 0.50%. As with the other FuturesAccess Funds, the sales commissions are deducted from, not added, to subscription amounts, so that an Investor who subscribes $10,000 to the Partnership will, after the 0.50% sales commission, make a net investment of $9,950. MLAI may waive, reduce or rebate sales commissions for certain Investors without entitling any other Investor to any such waiver, reduction or rebate.

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

Item 1A: Risk Factors

Past Performance Not Necessarily Indicative of Future Results

The past performance of the Partnership or of the Portfolio Funds in which the Partnership invests, either individually or in any combination, is not necessarily indicative of the future results of the Partnership or any Portfolio Fund.  There can be no assurance that the Partnership or any Portfolio Fund will achieve its objective or avoid substantial or total losses.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisors may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisors can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of a Trading Advisor’s Trading Program.

The Partnership may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Partnership from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Partnership.  Market disruptions may from time to time cause dramatic losses for the Partnership and can result in the Trading Advisors’ strategies performing with unprecedented volatility and risk.

Trend-Following Systems

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisors may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisors may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisors’ strategies may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders’ having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisors may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisors may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisors’ personnel are often fundamental to the implementation of their Trading Programs.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisors may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisors will, accordingly, often be based on less information and analysis than those available to competing investors.

Derivatives Risks Generally

A Trading Advisor may use derivative instruments in implementing its Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Portfolio Funds’ investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

F/X Forward Trading

The Portfolio Funds may trade currencies in the F/X Markets, in addition to their trading in the futures markets.  Prospective investors must recognize that the Partnership’s OTC currency trading takes place in unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Partnership is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Portfolio Funds are also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Partnership remains obligated to perform.  The Partnership will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Partnership’s net assets and certain “key person” events.  Any premature termination of the Partnership’s currency forward trades could result in significant losses for the Partnership, because the Partnership may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Partnership to limit its currency forward counterparties to a limited set of registered, regulated entities such as FCMs, “retail foreign exchange dealers,” and banks and broker-dealers engaging in “retail foreign exchange transactions.”  Limiting the Partnership’s potential currency forward counterparties could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of the MLIB and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Partnership.

Trading in Options

The Trading Advisors may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisors may engage in exchange of futures for physical (“EFP”) transactions.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

Physical Commodities Trading in General

The Trading Advisors may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Partnership engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Partnership may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Partnership values its assets, in U.S. dollars and the Partnership may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates,  differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While a Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Partnership may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts’ becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisors has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Trading Advisor Risk

The Partnership is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Use of Multiple Trading Advisors

Although the Trading Advisors generally trade in liquid futures markets, they each trade independently of each other and may place orders that “compete” with each other for execution or that cause the Partnership, through its investment in the Portfolio Funds, indirectly to hold positions that offset each other. In these cases the Partnership would indirectly incur commissions and fees without the potential for a trading profit.

Redemptions by Other Trading Advisor Partnership Investors

Investors in other funds or accounts advised by the Trading Advisors may be able to redeem their investments more frequently or on less prior notice than Investors in the Partnership.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Partnership’s portfolio and could disadvantage investors in certain circumstances.

Trade Execution Risk

The Trading Advisors may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Partnership may have no effective remedy against these executing brokers.

Changes in Trading Program

A Trading Advisor may make material changes to its Trading Program without the knowledge of MLAI.  Particularly given the proprietary and/or systematic nature of such Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing a Trading Advisor from acquiring positions otherwise indicated by its Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Partnership from promptly liquidating unfavorable positions and subject the Partnership to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by each Trading Advisor are combined for purposes of calculating position limits.  A Trading Advisor could be required to liquidate positions held for the Partnership, or may not be able to fully implement its Trading Program, in order to comply with such limits, even though the positions attributable to the Partnership do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Partnership to liquidate profitable positions, result in a tracking error between the Partnership’s portfolio and the Trading Advisor’s standard trading program and cause the Partnership to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, imposed a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Partnership, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Partnership hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Partnership’s case, if this aggregation is required, a Trading Advisor may not be able to implement a Portfolio Fund’s Trading Program in the same manner as for its other clients, causing the Portfolio Fund to underperform other accounts utilizing the Trading Program, or the Portfolio Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Portfolio Fund.

Any of the regulations discussed above could adversely affect the Partnership in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisors may trade on futures exchanges outside the United States on behalf of the Partnership.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Partnership has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Partnership’s trading activities.  The Partnership could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisors limited their trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Partnership will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Partnership trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Partnership capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Partnership.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Partnership as capital becomes trapped in that country.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Partnership is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Partnership assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker, MLIB as F/X prime broker and their affiliates — could result in all or a substantial portion of the Partnership’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Partnership or suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Partnership’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Partnership’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Partnership might not be fully protected.  Even given proper segregation, the Partnership may be subject to a risk of loss of its funds.  For example, CFTC regulations permit FCMs to invest customer funds in a number of generally high quality and interest bearing financial instruments, which may prove to be riskier than expected and lose value, resulting in a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Partnership might recover, even in respect of “customer funds” specifically traceable to the Partnership, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Partnership, the Partnership’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Partnership’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Partnership’s assets on deposit with MLPF&S were not considered customer funds, the Partnership would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.

MLPF&S is required by CFTC regulations to maintain in a secure account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secure account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secure account.  Funds held in a secure account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, these funds are not subject to the same limitations on permissible investments applicable to funds subject to segregation.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Partnership, the Partnership’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012.

Cash in Brokerage Accounts.  Cash in brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Partnership in a brokerage account would far exceed the limit.

Direct Investments.  Fund investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Partnership makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Partnership to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent a Trading Advisor trades in offshore OTC markets, the Partnership is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of MLIB.

If a party holds Partnership assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Partnership would be a general creditor of that party even in respect of property specifically traceable to the Partnership’s account.  As a result, the Partnership’s claim would be paid along with the claims of other general creditors and the Partnership would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisors use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

Although the Partnership must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Partnership.  The Partnership also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S and MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisors maintain the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The Partnership is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Portfolio Funds’  — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker (the “Clearing Broker”), the F/X Prime Broker and their affiliates — could result in all or a substantial portion of the Portfolio Funds’ assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate one or more of the Portfolio Funds suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Partnership to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent a Trading Advisor trades in offshore OTC markets, the Partnership is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of the F/X Prime Broker.

If a party holds Partnership assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Partnership would be a general creditor of that party even in respect of property specifically traceable to the Partnership’s account.  As a result, the Partnership’s claim would be paid along with the claims of other general creditors and the Partnership would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisors use the Clearing Broker and the F/X Prime Broker may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

Although the Portfolio Funds must use the Clearing Broker and the F/X Prime Broker, in certain circumstances MLAI may have limited control over the selection of counterparties by the Partnership.  The Portfolio Funds also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to the Clearing Broker or the F/X Prime Broker.  In addition, to the extent assets are held at entities other than the Clearing Broker and the F/X Prime Broker, MLAI may have limited ability to assess the extent to which the Trading Advisors maintain the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Partnership assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Partnership is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisors.  Trades for the Portfolio Funds may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisors trade on behalf of the Partnership and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Partnership is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisors trade.  Any such errors or failures could subject the Partnership to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Partnership may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as, the Partnership from banks, dealers and other counterparties are typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Partnership.  Market disruptions may from time to time cause dramatic losses for the Partnership and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Partnership by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC forwards and swaps which may be traded by the Partnership.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Partnership may trade, to be cleared.  This may subject the Partnership, the Trading Advisors, MLAI and/or the Partnership’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Partnership in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisors might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule” that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”). “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Partnership and thereby the Partnership’s financial condition and liquidity.  The unprecedented nature of negative credit rating actions with respect to U.S. government obligations makes the ultimate impact on global markets and the Partnership’s business, financial condition and liquidity unpredictable.

Global markets and economic conditions have been negatively affected by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets, which may have an adverse effect on the Partnership.

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

Item 4:  Mine Safety Disclosures

Not applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Limited partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges.

(b)           Holders:

As of December 31, 2011, there were 6,902 holders of Units, including MLAI, none of whom owned 5% or more of the Partnership’s Units.

(c)           Dividends:

MLAI has not made, and does not contemplate making, any distributions on the Units.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Performance Graph:

Not applicable.

(f)            Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S. During 2011, the Partnership issued Units as set forth in the following chart:

	Subscription
	Amount	Units	NAV (1)
Jan-11	$593,355	$3,071	193.2146
Feb-11	441,752	2,315	190.8217
Mar-11	424,044	2,182	194.3375
Apr-11	460,702	2,416	190.6906
May-11	202,360	1,022	198.0035
Jun-11	351,158	1,852	189.6097
Jul-11	135,696	740	183.3753
Aug-11	556,279	2,917	190.7027
Sep-11	31,638	167	189.4490
Oct-11	244,333	1,299	188.0956
Nov-11	—	—	179.7529
Dec-11	349,455	1,931	180.9711
Jan-12	138,591	756	183.3240
Feb-12	231,285	1,259	183.7531

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:  Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2011	2010	2009	2008	2007
Revenues

Trading Profit (Loss):
Realized, net	$13,782,454	$26,852,630	$15,662,881	$20,765,365	$(64,586,271)
Change in unrealized, net	(16,176,418)	4,429,765	(42,120,185)	65,888,978	15,318,537

Total trading profit (loss)	(2,393,964)	31,282,395	(26,457,304)	86,654,343	(49,267,734)

Investment Income:
Interest	330	1,031	4,357	10,654	13,909,510

Expenses:
Brokerage commissions	—	—	—	—	15,400,942
Administrative and filing fees	—	(163,623)	(20,718)	—	961,273
Wrap fee	8,213,872	9,529,851	12,143,045	14,868,130	9,947,043
Other expenses	—	—	—	361,539	25,000

Total expenses	8,213,872	9,366,228	12,122,327	15,229,669	26,334,258

Net Investment Loss	(8,213,542)	(9,365,197)	(12,117,970)	(15,219,015)	(12,424,748)

Income (loss) before Minority Interest and Profit Share Allocation	(10,607,506)	21,917,198	(38,575,274)	71,435,328	(61,692,482)

Profit Share allocation	—	—	—	—	—
Minority interest	—	—	—	—	18,048

Net Income (Loss)	$(10,607,506)	$21,917,198	$(38,575,274)	$71,435,328	$(61,674,434)

Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Total Partners’ Capital	$170,829,040	$227,549,777	$251,923,917	$351,874,508	$370,119,282
Net Asset Value per Unit	$183.3240	$193.2146	175.9131	$199.2043	$164.2243

The following selected month-end Net Asset Value per Unit information has been derived from the financial and accounting data of the Partnership:

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	$173.4381	$164.7552	$154.4298	$157.9255	$157.7141	$161.0337	$153.4670	$143.0248	$154.0058	$164.6923	$160.5215	$164.2243
2008	$168.3568	$184.4450	$180.1014	$177.9747	$182.2592	$192.6282	$181.1035	$174.1254	$174.3176	$185.6955	$193.7570	$199.2043
2009	$199.5371	$199.0190	$193.8905	$188.6808	$185.3161	$178.9975	$175.4354	$179.1049	$181.4443	$173.9901	$182.0315	$175.9131
2010	$169.6232	$173.3194	$183.5183	$186.8689	$178.8380	$179.5466	$176.6927	$182.7091	$185.2251	$191.0227	$184.9559	$193.2146
2011	$190.8217	$194.3375	$190.6906	$198.0035	$189.6097	$183.3753	$190.7027	$189.4490	$188.0956	$179.7529	$180.9711	$183.3240

Pursuant to CFTC policy, monthly performance is presented from January 1, 2003, even though the Units were outstanding prior to such date.

ML TREND FOLLOWING FUTURES FUND L.P.

December 31, 2011

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:  $1,716,750,103

Current Capitalization:  $170,829,040

Worst Monthly Drawdown:(2)  (10.97)% (June 2006)

Worst Peak-to-Valley Drawdown:(3)  (32.93)%  (May 2006 – December 2011)

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.24)%	(3.57)%	0.17%	2.52%	(1.23)%
February	1.84	2.18	(0.26)	9.55	(5.01)
March	(1.88)	5.88	(2.70)	(2.35)	(6.27)
April	3.84	1.83	(2.57)	(1.18)	2.26
May	(4.24)	(4.30)	(1.78)	2.41	(0.13)
June	(3.29)	0.40	(3.42)	5.69	2.10
July	4.00	(1.59)	(1.98)	(5.99)	(4.70)
August	(0.66)	3.41	2.09	(3.85)	(6.80)
September	(0.72)	1.38	1.31	0.11	7.68
October	(4.43)	3.13	(4.11)	6.53	6.94
November	0.68	(3.18)	4.62	4.34	(2.53)
December	1.30	4.46	(3.36)	2.81	2.31
Compound Annual Rate of Return	(5.12)%	9.84%	(11.69)%	21.30%	(6.48)%

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

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the Portfolio Fund level and the allocation to each underlying Portfolio Fund.

December 31, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$(155,206)	-3.36%
Currencies	1,019,559	22.04%
Energy	943,930	20.41%
Interest rates	2,604,962	56.31%
Metals	30,526	0.66%
Stock indices	182,162	3.94%

Total	$4,625,933	100.00%

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

Year ended December 31, 2011	Total Trading Profit (Loss)
ML Winton FuturesAccess LLC	$2,578,630
Aspect FuturesAccess LLC	2,458,921
ML Transtrend DTP Enhanced FuturesAccess LLC	(3,905,862)
ML Bluetrend FuturesAccess LLC	192,520
Man AHL FuturesAccess LLC	(3,718,173)

$(2,393,964)

The Partnership experienced a net trading loss for the year ended December 31, 2011 of $2,393,964.

Overall, the first quarter started poorly in January, and the Portfolio Funds were profitable in February only to give it all back and then some in March. Coming into the first quarter, the Portfolio Funds were generally positioned for a rally in equities and commodities. Additionally, a short U.S. dollar bias was highly prevalent in the portfolio. The majority of the Portfolio Funds had reduced their exposure to fixed income positions going into the year, with smaller allocations remaining on the long side. In January, the Portfolio Funds managed futures strategies generally suffered from a rally in the U.S. dollar and a substantial retracement in gold. In February, this positioning was able to generate positive performance when long positions in equities and energy rallied. However, while February’s gains offset January’s losses to a large extent, it was not enough to carry the strategy for the first quarter. March was characterized by volatile trading conditions across several markets, creating losses for the month and putting Trend-Following Futures in negative territory for the year. During March, most trend-following strategies were whipsawed by the sharp selloffs following the earthquake and tsunami in Japan and the sharp rebounds in the weeks afterwards. As a result, losses in agricultural commodities as well as global equity indices offset any gains from energy and currency positions. While it was generally a challenging first quarter for the Fund as a whole, individual Portfolio Funds returns varied. The best performing Portfolio Fund over the first three months of 2011 was BlueTrend. While the Portfolio Fund encountered many of same difficulties as others in the first quarter, BlueTrend did a better job of capturing the upside in energy. The lagging performer in the portfolio, Man-AHL, incurred losses primarily due to poor positioning in the equity and commodity markets, in particular energy and metals market.

The second quarter began with gains in April, but the Portfolio Funds suffered losses in the subsequent two months.  Coming into the second quarter, the Portfolio Funds were focused on equity, commodity, and foreign exchange markets while fixed income exposure was generally limited. Long positions in commodities and equity indices in addition to short positions in the U.S. dollar were common themes across the portfolio. This positioning proved profitable in the first month of the quarter. With equities and commodities rallying and the U.S. dollar depreciating, resulting in profits posted to the Fund in April, erasing its losses from the first quarter. However, April’s gains were swiftly retracted as the same positioning that produced profits in April led to losses for the remainder of the second quarter. The Portfolio Funds suffered losses in long equity and short U.S. dollar positions as these markets endured sharp reversals. Significant pullbacks in commodities, particularly in the energy, agricultural, and the precious metal sectors also made for a difficult second quarter. While the Portfolio Funds typically adapt their exposures to changing market dynamics, severe and abrupt market reversals can be rather problematic as there is insufficient time for the Portfolio Funds to adjust their portfolios. The second quarter was one of those challenging environments.  For much of this year, the Portfolio Funds have allocated significant capital to long commodity positions. Programs suffered significant losses as oil markets, precious metals (particularly silver), and agricultural markets reversed direction and declined in May and June. In addition to commodities, the Portfolio Funds had a favorable bias toward equities at the outset of the second quarter.  In fact, the Portfolio Funds that have been held long positions in equity indices for some time.  In the last two months of the second quarter, this sector experienced a significant selloff as uncertainty regarding the European debt crisis and the global economy weighed heavily on the markets.  In currencies, the Portfolio Funds generally began the second quarter positioned for U.S. dollar depreciation.  However, short positions in the U.S. dollar against a variety of currencies resulted in losses as the U.S. dollar rallied in May. Allocations to fixed income were small at the beginning of the second quarter, but have increased considerably by the end of the quarter.

The third quarter began with gains in July but managers generally had negative returns in the subsequent two months. Throughout much of the first half of the year the Portfolio Funds maintained a more risk seeking posture with long positions in commodities, equity indices, and short U.S. dollar against a variety of currencies.  This shifted through the second quarter as markets reversed and portfolio risk was reduced.  Coming into the third quarter, risk was more muted as a result of the reversals in several markets and the Portfolio Funds reduced their exposures.  Simultaneously, the Portfolio Funds began building long fixed income exposure as bond and rate contracts appreciated.  This positioning proved profitable in July as gains in fixed income positions outweighed losses in other asset classes.  For the rest of the third quarter, gains continued in long rates and bond positions while losses were incurred in most other sectors.  Currencies, equity index, and commodity positions continued to lose money for the Portfolio Funds who eventual shifted their portfolios to reflect a more defensive environment. The best performing Portfolio Fund for the third quarter was Aspect.  Aspect was able to generate positive returns from sizeable long fixed income exposure.  The worst performing Portfolio Fund was Transtrend. underperformed may be attributable to: 1) one of Transtrend’s four modules has not worked well in the current environment, and 2) Transtrend will generally allocate more to uncorrelated markets and in the short-term, these allocations have generated losses.  The majority of gains were made in fixed income positions where the Portfolio Funds were long both short and long term instruments. The Portfolio Funds lost money in most other asset classes for the third quarter.  Currencies were extremely difficult to trade: The Portfolio Funds were marginally long most currencies versus U.S. dollar but uncertainty over the European debt crisis caused a flight to safe-haven assets and a rally in the U.S. dollar.  In commodities, precious metals and energies have been volatile leading to the Portfolio Funds reducing their long positions, in some cases going short.  Equity indices also detracted from performance as stocks reversed and sold off through most of the third quarter.

The Partnership declined in the fourth quarter and was negative for the full year. Losses were significant in October and only slightly made back by gains in November and December. The majority of losses were incurred in equity index positions where the Portfolio Funds were short and were hurt by the October rebound in stocks. Other losses came from currency trading where the Portfolio Funds had negative attribution from long U.S. dollar positioning in October, but made some money back being short the Euro through the rest of the fourth quarter. In commodities, attribution was mixed as the Portfolio Funds made some money in markets that continued to trend, for example energy contracts like crude oil and natural gas, but lost money in other markets, such as gold which reversed its long-term up-trend in December. Performance from fixed income markets was flat as most interest rates remained stable with little volatility.  As a result of a shift in investor sentiment starting in May the Portfolio Funds were positioned for a more risk-averse environment coming into the post summer period.  Whereas trends, and as a result the Portfolio Fund positioning, were towards the upside in the first half of the year in risk assets, many markets experienced reversals causing the Portfolio Funds to shift their positions throughout the summer.  Hence, coming out of September the Portfolio Funds were generally: long bond and rate contracts, net short equity indices, long the U.S. dollar against a variety of currencies, and net short most commodities.  In October risk assets, particularly equities, experienced significant gains as markets once again reversed the course they had been on for the preceding few months.  These reversals caused sizeable losses for the Portfolio Funds and forced them to remove much of the risk from their bearish stance.  Throughout the rest of the fourth quarter, the Portfolio Funds risk levels were lower than historic averages and attribution was mixed though most Portfolio Funds did make a little money back to end the year. The shorter-term programs tended to underperform in the fourth quarter giving up the outperformance they had accumulated in the previous quarter.  As risk sentiment shifted throughout the summer, the shorter-term Portfolio Funds were able to more quickly change positioning and became more allocated to a bearish posture.  Hence, these Portfolio Funds incurred greater losses when risk asset prices turned significantly higher in October.

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

The Partnership posted profits for the third quarter. The Portfolio Funds posted losses to the Partnership at the beginning of the third quarter as performance was quite mixed among trading advisors, following a difficult May and June. The only significant and consistent exposure was that all of the trading advisors had long positions fixed income. This was a result of a long term down trend in yields across the board. In July, yields generally continued their downward trend. This meant that both short term interest rates contracts and bond futures appreciated in value, generating profits for the trading advisors who had long positions in these contracts. In addition, equities showed some volatility intra month, but ended July higher. The trading advisors generally benefited from these moves as they still had long positions in equity indices remaining despite the reversals from May and June. The gains from fixed income were healthy, but equity indices contributed little to performance given a relatively smaller risk allocation. Currencies and commodities detracted from performance. European currencies broke the trend and moved up during July as concerns relating to European growth and bank health subsided. This caused losses to short positions in those currencies. Gold fell in July and wheat rose due to supply and weather concerns. Since these were significant commodity exposures for most of the trading advisors, the Portfolio Funds posted losses. The best performing trading advisor was BlueTrend due to long positions in equity and energy allocations where the trend was up. Most of the other trading advisors were closer to being neutral in both sectors. Winton had been the best performer coming into the second half of the year, but incurred losses in July. Winton’s loss was larger than several other trend followers due to its long positions in gold, short positions in grains and short euro positions. The Portfolio Funds posted profits to the Partnership in the middle of the third quarter. May, June and July were generally characterized by reversals and choppiness in all asset classes except fixed income. As a result, coming into August, the Partnership’s main exposure was to be long fixed income. This positioning did very well as yields ontinue their long term down trend during the month. With risk aversion the dominant sentiment in August, fixed income yields moved significantly lower across the curve, benefiting the trading advisors with long exposure. An absence of trends in equities, currencies and commodities meant that risk in those asset classes was not very significant. The main exposures in those sectors were small long positions in equity indices, small short positions in the euro against long positions in most other major currencies, and relatively neutral positions in commodities (short positions in natural gas, long positions in oil, metals and agricultural). These positions came in flat during August. The short positions in euro and natural gas and long positions in metals resulted in profits posted to the Partnership.  However, long positions in equities, oil and FX lost money. Having little risk in these sectors meant that gains and losses were small, and they generally canceled each other out. Aspect was the best performing trading advisor due to its risk allocation to fixed income was greater than the other Portfolio Funds. BlueTrend posted losses in August due to its long positioning in commodities and equities, offsetting profits from fixed income. The Portfolio Funds posted profits to the Partnership at the end of the third quarter. Coming into August, the Partnership’s main exposure was to be long fixed income and that positioning performed well as yields generally continued their long term down trend during the month. In September, a similar positioning produced good results, but for different reasons. Fixed income was the dominant exposure for most trading advisors at the start of September as yields initially moved higher. This was due to improving investor optimism, following strong manufacturing numbers out of China and the United States. Then mid-month, the Federal Reserve talked about the possibility of a further round of quantitative easing. Yields reversed, ending the month close to where they started, and the Portfolio Funds recouped most of their losses from earlier in the month. They also profited from long positions in equity indices, as global equity markets had a strong month. In commodities, long positions in precious metals and agricultural gained as up trends continued. In currencies, overall short positions in the U.S. dollar generated profits and lost money in fixed income.

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

The Partnership’s brokerage commissions and administrative fees are a constant percentage of the Partnership costs, other than the insignificant currency trading costs which are not based on a percentage of the Partnership’s assets allocated to trading or total, and the performance fees payable to the Trading Advisor based on the New Trading Profits generated by the Partnership excluding interest and after reduction for a portion of the brokerage commissions.

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

As a commodity pool, the Partnership maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Partnership has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the General Partner of the Partnership, has the ability to override decisions of one or more of the Trading Advisors to fund redemptions if necessary, but in practice the respective Trading Advisors would determine, in its discretion which investments should be liquidated.

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

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following information with respect to Value at Risk (“VAR”) is set forth in respect of Portfolio Funds separately, rather than for the Partnership basis.

Aspect Class DT (3)	December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$127,385	0.31%	$315,939	$2,739
Energy	807,921	1.99%	1,041,005	561,562
Interest Rates	544,087	1.34%	1,307,011	8,213
Metals	162,308	0.40%	316,789	3,404
Stock Indices	276,055	0.68%	432,556	171,459
Currencies	458,007	1.13%	746,978	93,830

TOTAL	$2,375,763	5.85%	$4,160,278	$841,207

(3) Average Capitalization of Aspect Class DT is $40,515,605.

Aspect Class DT (3)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$347,814	0.65%	$544,209	$197,122
Energy	464,812	0.87%	788,214	189,680
Interest Rates	1,176,296	2.20%	1,875,341	538,685
Metals	403,785	0.76%	748,966	80,654
Stock Indices	305,112	0.57%	674,286	80,788
Currencies	583,488	1.09%	1,468,140	40,902

TOTAL	$3,281,307	6.14%	$6,099,156	$1,127,831

(3) Average Capitalization of Aspect Class DT is $53,430,843.

Bluetrend Class DT (2)	December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$317,209	0.78%	$791,188	$8,797
Energy	388,614	0.96%	679,337	184,503
Interest Rates	581,197	1.43%	2,095,138	88,269
Metals	658,046	1.62%	2,114,448	5,211
Stock Indices	887,778	2.19%	1,838,392	212,486
Currencies	695,346	1.71%	1,396,347	97,922

TOTAL	$3,528,190	8.69%	$8,914,850	$597,188

(2) Average capitalization of Bluetrend Class DT is $40,614,762.

Bluetrend Class DT (2)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$102,764	0.23%	$256,530	$4,812
Energy	783,250	1.78%	2,197,109	122,457
Interest Rates	1,349,769	3.06%	2,781,154	584,475
Metals	259,060	0.59%	497,965	75,360
Stock Indices	1,039,273	2.36%	1,660,075	383,508
Currencies	787,690	1.79%	1,868,725	25,719

TOTAL	$4,321,806	9.81%	$9,261,558	$1,196,331

(2) Average capitalization of Bluetrend Class DT is $44,114,061.

Transtrend Class DT (2)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$391,046	0.96%	$809,222	$110,762
Energy	611,134	1.50%	1,514,627	176,816
Interest Rates	412,847	1.02%	936,779	54,043
Metals	776,272	1.91%	1,709,636	266,081
Stock Indices	554,159	1.36%	1,433,785	22,435
Currencies	760,480	1.87%	1,897,120	72,325

TOTAL	$3,505,938	8.62%	$8,301,169	$702,462

(2) Average capitalization of Transtrend Class DT is $40,647,298.

Transtrend Class DT (2)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$451,890	0.85%	$1,058,631	$138,625
Energy	1,559,691	2.92%	2,657,577	722,821
Interest Rates	751,010	1.41%	1,342,759	167,228
Metals	304,038	0.57%	662,670	64,926
Stock Indices	330,106	0.62%	819,494	69,043
Currencies	1,029,575	1.93%	2,188,673	89,735

TOTAL	$4,426,310	8.30%	$8,729,804	$1,252,378

(2) Average capitalization of Transtrend Class DT is $53,391,089.

Winton Class DT (5)	December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$152,033	0.38%	$307,363	$62,259
Energy	244,791	0.60%	387,934	93,416
Interest Rates	213,658	0.53%	513,317	12,160
Metals	307,998	0.76%	513,700	64,638
Stock Indices	255,691	0.63%	496,934	70,043
Currencies	425,114	1.05%	914,469	71,684

TOTAL	$1,599,285	3.95%	$3,133,717	$374,200

(5) Average capitalization of Winton Class DT is $40,515,581

Winton Class DT (5)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$310,139	0.58%	$675,471	$85,599
Energy	156,051	0.29%	244,753	58,399
Interest Rates	749,833	1.40%	1,350,479	325,822
Metals	568,384	1.06%	1,179,002	92,197
Stock Indices	258,221	0.48%	685,344	18,967
Currencies	458,531	0.86%	955,569	135,996

TOTAL	$2,501,159	4.67%	$5,090,618	$716,980

(5) Average capitalization of Winton Class DT is $53,430,843.

Man AHL LLC Class DT (5)	December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$143,677	0.36%	$305,619	$36,415
Energy	917,869	2.27%	1,583,976	419,529
Interest Rates	350,086	0.87%	615,304	70,589
Metals	257,820	0.64%	565,745	83,823
Stock Indices	110,278	0.27%	282,525	596
Currencies	434,086	1.07%	852,606	160,549

TOTAL	$2,213,816	5.48%	$4,205,775	$771,501

(5) Average capitalization of Man AHL LLC Class DT is $40,468,467.

Man AHL LLC Class DT (5)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$260,494	0.57%	$350,505	$163,641
Energy	553,629	1.22%	709,557	331,272
Interest Rates	805,551	1.77%	1,138,189	531,388
Metals	276,173	0.61%	684,857	4,209
Stock Indices	27,673	0.06%	45,395	11,064
Currencies	1,520,914	3.35%	2,222,838	1,037,780

TOTAL	$3,444,434	7.58%	$5,151,341	$2,079,354

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

The Portfolio Funds also have non-trading market risk on the approximately 90-95% of its assets which are held in cash at MLPF&S or BlackRock, which was a related party to MLAI for a portion of the year.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Portfolio Funds may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Portfolio Funds at their sole discretion may override computer-generated signals and may, at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

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

The Partnership and the Portfolio Funds have cash flow interest rate risk on its cash on deposit with MLPF&S and in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

Item 8:  Financial Statements and Supplementary Data

Net Income by Quarter

Eight Quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2010	2010	2010	2010
Total Income (Loss)	$(3,164,009)	$7,141,636	$(5,713,713)	$(657,548)	$11,744,417	$9,390,410	$(2,755,888)	$12,904,487
Total Expenses	1,855,609	2,012,518	2,105,330	2,240,415	2,134,882	2,303,858	2,426,313	2,501,175
Net Income (Loss)	$(5,019,618)	$5,129,118	$(7,819,043)	$(2,897,963)	$9,609,536	$7,086,552	$(5,182,201)	$10,403,312

Net Income (Loss) per	$(4.9216)	$4.8439	$(7.0952)	$(2.4920)	$7.9108	$5.6016	$(3.8961)	$7.3611
weighted average Unit (a)

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

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership’s as of and for the year which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnerships’ internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2011, the Partnership’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)  Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by MLAI.  Trading decisions are made by the Trading Advisors on behalf of the Portfolio Funds.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President
(Principal Financial and Accounting Officer)

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI.  Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of MLAI since August 2009.  Mr. Ferri has been listed as a principal of MLAI since July 29, 2008.  He has been registered with the CFTC as an associated person of MLAI since September 11, 2009.  He has served as Managing Director within the BAC Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in MLPF&S’ Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of MLPF&S’ Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML&Co., and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system.  Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for BAC’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2011, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $1,650.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

(b)                                 Security Ownership of Management:

As of December 31, 2011, MLAI owned 9 Unit-equivalent general partnership interests, which was 0.00% of the total Units outstanding and the principals of MLAI did not own any Units. No partner holder owns 5% or more of the Fund’s Partnership Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions and Director Independence

(a)                                 Transactions between BAC and the Partnership

Some of the service providers to the Partnership are affiliates of BAC.  However, none of the fees paid by the Partnership to such BAC affiliates were negotiated and such fees charged to the Partnership might be higher than would have been obtained in arms-length negotiations.

The Partnership pays indirectly BAC through MLPF&S and MLAI substantial brokerage commissions and administrative fees, respectively, as well as bid-ask spreads on forward currency trades.  The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the direct beneficiary of the revenues received by different BAC. entities from the Partnership.  MLAI controls the management of the Partnership and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI makes substantial profits from the Partnership due to the foregoing revenues.

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

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and 2010 were $162,750 and $152,000 respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2010 and 2009 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

		Page

1.	Financial Statements: Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2011 and 2010		4

Statements of Operations for the years ended December 31, 2011, 2010 and 2009		5

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009		6

Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009		7

Notes to Financial Statements		8

2.	Financial Statement Schedules:

	(a) Financial Statements of Aspect FuturesAccess LLC

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2011 and 2010	2

	Statements of Operations for the years ended December 31, 2011, 2010 and 2009	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2011, 2010 and 2009	4

	Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009	6

	Notes to Financial Statements	9

	(b) Financial Statements of ML Bluetrend FuturesAccess LLC

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2011 and 2010	2

	Statements of Operations for the years ended December 31, 2011, 2010 and 2009	3

Statements of Changes in Members’ Capital for the years ended December 31, 2011, 2010 and 2009	4

Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009	6

Notes to Financial Statements	9

(c) Financial Statements of Man AHL FuturesAccess LLC

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Statements of Financial Condition as of December 31, 2011 and 2010	2

Statements of Operations for the year ended December 31, 2011 and for the period August 1, 2010 (commencement of operations) to December 31, 2010	3

Statements of Changes in Members’ Capital for the year ended December 31, 2011 and for the period August 1, 2010 (commencement of operations) to December 31, 2010	4

Financial Data Highlights for the year ended December 31, 2011 and for the period ended August 1, 2010 (commencement of operations) to December 31, 2010	6

Notes to Financial Statements	8

(d) Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Statements of Financial Condition as of December 31, 2011 and 2010	2

Statements of Operations for the years ended December 31, 2011, 2010 and 2009	3

Statements of Changes in Members’ Capital for the years ended December 31, 2011, 2010 and 2009	4

Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009	6

Notes to Financial Statements	9

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Limited Partnership of ML Trend-Following Futures Fund L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01(i) contained in the registrant’s Report on Form 8-K filed on August 13, 2007.

3.02	Eighth Amended and Restated Limited Partnership Agreement of ML Trend-Following Futures Fund L.P.

Exhibit 3.02:	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the registrant’s Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Aspect FuturesAccess LLC

13.03	Financial Statements of ML Bluetrend FuturesAccess LLC

13.04	Financial Statements of Man AHL FuturesAccess LLC

13.05	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.06	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 13.01, Exhibit 13.02, Exhibit 13.03, Exhibit 13.04 and Exhibit 13.05:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrell Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

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
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 23, 2012
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/ Dean Morgan	Vice President and Manager	March 23, 2012
Dean Morgan

/s/ James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/ Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/ Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TREND-FOLLOWING FUTURES FUND L.P.

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit 13.01	Registrant’s 2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Aspect FuturesAccess Financial Statements as of and for the years ended December 31, 2011, 2010 and 2009 and Report of Independent Registered Public Accounting Firms

Exhibit 13.03	ML BlueTrend FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2011, 2010 and 2009 and Report of Independent Registered Public Accounting Firms

Exhibit 13.04

Man AHL FuturesAccess LLC Financial Statements as of and for the year ended December 31, 2011 and the period August 1, 2010 (Commencement of Operations) to December 31, 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.05	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2011, 2010 and 2009and Report of Independent Registered Public Accounting Firms

Exhibit 13.06	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2011, 2010 and 2009and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a — 14(a) / 15d — 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications