Form 10-Q
period 2012-03-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2012-05-11
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, 877,789 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011

ASSETS:
Cash and cash equivalents	$310,221	$307,906
Investments in Portfolio Funds (cost $127,465,471 for 2012 and cost $136,008,811 for 2011)	158,865,367	170,657,787
Due from Portfolio Funds	4,719,328	13,937,314

TOTAL ASSETS	$163,894,916	$184,903,007

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$546,313	$616,342
Redemptions payable	4,372,844	13,457,625

Total liabilities	4,919,157	14,073,967

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,630	1,650
Limited Partners (877,780 Units and 931,833 Units)	158,974,129	170,827,390

Total partners’ capital	158,975,759	170,829,040

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$163,894,916	$184,903,007

NET ASSET VALUE PER UNIT (Based on 877,789 and 931,842 Units outstanding; unlimited Units authorized)	$181.1093	$183.3240

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$2,997,022	$3,046,592
Change in unrealized, net	(3,249,080)	(3,704,323)
Total trading profit (loss), net	(252,058)	(657,731)

INVESTMENT INCOME (LOSS)
Interest, net	—	183

EXPENSES:
Wrap fee	1,692,027	2,240,415
Total expenses	1,692,027	2,240,415

NET INVESTMENT INCOME (LOSS)	(1,692,027)	(2,240,232)

NET PROFIT (LOSS)	$(1,944,085)	$(2,897,963)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	$918,561	1,163,278

Net income(loss) per weighted average General Partner and Limited Partner Unit	$(2.12)	$(2.49)

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE  MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	1,177,705	$8,063,381	$219,486,396	$227,549,777

Subscriptions	7,568	—	1,459,151	1,459,151

Net Profit (Loss)	—	(105,100)	(2,792,863)	(2,897,963)

Redemptions	(67,961)	—	(13,050,102)	(13,050,102)

PARTNERS’ CAPITAL, March 31, 2011	1,117,312	$7,958,281	$205,102,582	$213,060,863

PARTNERS’ CAPITAL, December 31, 2011	931,842	$1,650	$170,827,390	$170,829,040

Subscriptions	2,017	—	370,304	370,304

Net Profit (Loss)	—	(20)	(1,944,065)	(1,944,085)

Redemptions	(56,070)	—	(10,279,500)	(10,279,500)

PARTNERS’ CAPITAL, March 31, 2012	877,789	$1,630	$158,974,129	$158,975,759

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
Per Unit Operating Performance:	March 31, 2012	March 31, 2011

Net asset value, beginning of period	$183.3240	$193.2146

Net Realized and net unrealized change in trading profit (loss)	(0.3730)	(0.6019)
Expenses (1)	(1.8417)	(1.9221)

Net asset value, end of period	$181.1093	$190.6906

Total Return: (3)

Total return	-1.21%	-1.31%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	1.00%

Net investment profit (loss)	-1.18%	-1.27%

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

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI”) the general partner of the Partnership, among five underlying Merrill Lynch FuturesAccessSM Program Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”) (See Note 2).

MLAI, the sponsor (“Sponsor”) and general partner of the Partnership, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Portfolio Fund’s commodity broker.  Merrill Lynch International Bank (“MLIB”) is the Portfolio Fund’s forward contracts broker.  Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of March 31, 2012 and the results of its operations for the three months ended March 31, 2012  and  2011. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The five funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Partnership is invested in as of March 31, 2012 are; Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), MAN AHL FuturesAccess LLC (“MAN”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

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

The details of investments in Portfolio Funds at and for the period ended March 31, 2012 are as follows:

March 31, 2012

		Percentage of			Management	Performance	Redemptions
	Fair Value	Partners’ Capital	Profit (Loss)	Cost @ 3/31/12	Fee	Fee	Permitted
Winton	$31,773,073	19.99%	$(367,133)	$20,673,125	$(126,474)	$—	Monthly
Aspect	31,773,073	19.99%	477,328	21,740,480	(127,916)	—	Monthly
Transtrend	31,773,074	19.99%	1,061,691	23,024,353	(85,444)	—	Monthly
Bluetrend	31,773,074	19.99%	(403,936)	27,826,052	(84,356)	—	Monthly
Man	31,773,073	19.99%	(1,020,008)	34,201,461	(83,708)	—	Monthly

Total Investment in Portfolio Funds at fair value	$158,865,367	99.95%	$(252,058)	$127,465,471	$(507,898)	$—

The details of investments in Portfolio Funds at and for the year ended December 31, 2011 are as follows:

December 31, 2011

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/11	Management Fee	Performance Fee	Redemptions Permitted
Winton	$34,131,627	19.98%	$2,578,630	$21,952,689	$(623,365)	$—	Monthly
Aspect	34,131,941	19.98	2,458,921	23,597,609	(622,769)	—	Monthly
Transtrend	34,131,695	19.98	(3,905,862)	25,364,344	(407,955)	—	Monthly
Bluetrend	34,131,105	19.98	192,520	29,491,911	(414,658)	—	Monthly
Man	34,131,419	19.98	(3,718,173)	35,602,258	(407,717)	—	Monthly

Total Investment in Portfolio Funds at fair value	$170,657,787	99.90%	$(2,393,964)	$136,008,811	$(2,476,464)	$—

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of March 31, 2012
	Total Assets	Total Liabilities	Total Capital
Winton	$1,164,966,581	$35,078,123	$1,129,888,458
Aspect	321,113,409	15,626,606	305,486,803
Transtrend	212,576,865	12,160,964	200,415,901
Bluetrend	260,659,017	6,673,457	253,985,560
Man	52,646,464	2,168,652	50,477,812

Total	$2,011,962,336	$71,707,802	$1,940,254,534

	As of December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Winton	$1,165,044,597	$45,943,206	$1,119,101,391
Aspect	330,934,407	25,416,723	305,517,684
Transtrend	234,879,250	13,832,941	221,046,309
Bluetrend	261,062,613	5,355,684	255,706,929
Man	57,971,592	3,904,627	54,066,965

Total	$2,049,892,459	$94,453,181	$1,955,439,278

	For the three months ended March 31, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(217,646)	$(10,151)	$(139,336)	$(367,133)
Aspect	732,001	(21,417)	(233,256)	477,328
Transtrend	1,215,324	(44,300)	(109,333)	1,061,691
Bluetrend	(255,229)	(32,793)	(115,914)	(403,936)
Man	(830,622)	(21,836)	(167,549)	(1,020,007)

Total	$643,828	$(130,497)	$(765,388)	$(252,057)

	For the three months ended March 30, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$1,076,819	$(11,466)	$(318,431)	$746,922
Aspect	480,595	(24,692)	(232,413)	223,490
Transtrend	(99,635)	(51,304)	(157,292)	(308,231)
Bluetrend	2,134,869	(40,490)	(632,215)	1,462,164
Man	(2,466,625)	(126,472)	(188,979)	(2,782,076)

Total	$1,126,023	$(254,424)	$(1,529,330)	$(657,731)

3.    FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized profits and losses on investments is recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Partnership has transparency. As such the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2012	$158,865,367	$—	$158,865,367	$—
December 31, 2011	$170,657,787	$—	$170,657,787	$—

There were no transfers to or from any level during the quarter ended March 31, 2012.

4.    MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements. Additionally, the Partnership invests in the Portfolio Funds which have similar market risk as mentioned below. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Funds’ net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Portfolio Funds’ Statements of Financial Condition.  The Portfolio Funds’ exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective trading advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by the respective trading advisors is sufficient to detect if any such intervention is needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Portfolio Funds’ Statements of Financial Condition. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Portfolio Funds, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized gain or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.   RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Partnership.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets and the fee is payable monthly in arrears. The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Partnership for the quarter ended March 31, 2012 are paid on behalf of the Partnership by the Sponsor.

6.    SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Partnership through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Partnership.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Partnership calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion.  The Partnership’s “Net Asset Value” as of any calculation date will generally equal the value of the Partnership’s investments in the underlying funds as of such date, plus any other assets held by the Partnership, minus accrued brokerage commissions, sponsor’s, management and performance fees and any operating costs and other liabilities of the Partnership. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2011	$190.8217	$194.3375	$190.6906
2012	$183.7531	$185.8545	$181.1093

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets generally are its (i) investment in Funds and (ii) cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could  lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012 Partnership capital decreased 6.94% from $170,829,040 to $158,975,759.  This decrease was attributable to the net loss from operations of $1,944,085, coupled with the redemption of 56,070 Redeemable Units resulting in an outflow of $10,279,500. The cash outflow was offset with cash inflow of $370,304 due to subscriptions of 2,017 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized profits and losses on investments is recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Partnership holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Partnership’s treatment of fair value see Note 3, Fair Value of Investments.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Partner is individually responsible for reporting income or loss based on such Partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership follows the ASC guidance issued for accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2008.

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

Results of Operations

January 1, 2012 to March 31, 2012

January 1, 2012 to March 31, 2012

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2012:

March 31, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$521,147	-810.03%
Currencies	(728,043)	1131.62%
Energy	(48,746)	75.77%
Interest rates	(114,326)	177.70%
Metals	(229,882)	357.31%
Stock indices	535,514	-832.37%

Total	$(64,336)	100.00%

The Partnership experienced a net trading loss for the quarter ended March 31, 2012 of 252,058.

The Partnership returned an estimated -2.6% in March, bringing its quarter and year to date performance to -1.2%. In comparison, the DJ CS AllHedge Managed Futures Index was down an estimated -2.4% in March and is up 0.7% YTD. Performance was negative for all the Portfolio Funds. Returns ranged from -1.0% to -4.3%.

Coming into March, the Partnership continued to be long most markets and asset classes. In equity indices, the year started with a strong rally that spanned several global equity markets. Following strong up moves in both January and February, the Portfolio Funds built up large long equity index positions across several geographies. These positions tended to be the biggest in the U.S. and Europe, with somewhat smaller long positions in Japan and Asia. Commodities represented another significant risk allocation. The Portfolio Funds tended to have large long positions in oil and oil products as well as precious metals and short positions in natural gas. In crops, grains and industrial metals, positions were close to neutral, with longs and short balancing each other. Within currencies, a few large positions dominated, including shorts in the euro and longs in the Australian dollar. In other currencies, the Portfolio Funds generally had small long exposure. Finally, fixed income exposure was on the long side, in both rates and bonds.

This positioning produced negative results in March and the Partnership swung from positive performance in the first two months to being negative for the quarter. March saw reversals in many markets and the Portfolio Funds posted losses as a result. The biggest reversals came mid-month in the bonds sector. With the U.S. Federal Reserve raising its U.S. economic outlook, bonds sold off globally. Given that the Portfolio Funds had large long positions, they suffered losses and moved to cut positions. Currencies also saw losses. Foreign currencies generally depreciated against the U.S. dollar following good economic numbers in the U.S. The euro, where the Portfolio Funds were short, ended the month slightly higher, adding to losses and profits in equity indices. The Portfolio Funds had large long positions in U.S. and Asian indices which proved profitable. European indices generally fell in March due to the negative impact from the debt crisis and recessions, offsetting some profits and commodities generally proved profitable. Short natural gas positions made money when the price of natural gas fell over -20%. There were some profits in industrial metals and agricultural markets from short positions.

January 1, 2011 to March 31, 2011

January 1, 2011 to March 31, 2011

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2011:

March 31, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$168,480	3.62%
Currencies	1,584,188	34.04%
Energy	1,260,216	27.08%
Interest rates	(178,106)	-3.83%
Metals	202,186	4.34%
Stock indices	1,616,373	34.75%

Total	$4,653,337	100.00%

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

Coming into the first quarter, the Portfolio Funds were generally positioned for a rally in equities and commodities. Additionally, a short U.S. dollar bias was highly prevalent in the portfolio. The majority of the Portfolio Funds had reduced their exposure to fixed income positions going into the year, with smaller allocations remaining on the long side. In January, managed futures strategies generally suffered from a rally in the U.S. dollar and a substantial retracement in gold. In February, this positioning was able to generate positive performance when long positions in equities and energy rallied. However, while February’s profits offset January’s losses to a large extent, it was not enough to carry the strategy for the quarter. March was characterized by volatile trading conditions across several markets, creating losses for the month and putting Trend-Following Futures in negative territory for the year. During March, most trend-following strategies were whipsawed by the sharp selloffs following the earthquake and tsunami in Japan and the sharp rebounds in the weeks afterwards. As a result, losses in agricultural commodities as well as global equity indices offset any profits from energy and currency positions.

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

The Portfolio Funds’ under the direction of their respective trading advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by each Portfolio Funds’ attempts to manage its market risk.

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

The Portfolio Fund’s risk exposure in the various market sectors traded by the advisors is quantified below in terms of Value at Risk.  Due to the Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Due to the Partnership’s fund of funds structure, the following statements are related to the Portfolio Funds.

Exchange maintenance margin requirements of the Portfolio Funds have been used as the measure of their Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample

(generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the three months ended March 31, 2012 and 2011.

Aspect Class DT (3)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$861,919	2.59%	$912,516	$790,875
Energy	581,413	1.75%	615,543	533,489
Interest Rates	452,499	1.36%	479,062	415,202
Metals	83,290	0.25%	88,180	76,425
Stock Indices	1,044,536	3.14%	1,105,852	958,439
Currencies	48,523	0.15%	51,371	44,523

TOTAL	$3,072,180	9.24%	$3,252,524	$2,818,953

(3) Average Capitalization of Aspect Class DT is $33,289,873.

Aspect Class DT (3)	March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,951	0.01%	$4,144	$3,815
Energy	1,271,539	2.87%	1,333,787	1,227,748
Interest Rates	11,452	0.03%	12,012	11,057
Metals	120,997	0.27%	126,921	116,830
Stock Indices	555,147	1.25%	582,325	536,028
Currencies	704,880	1.59%	739,388	680,605

TOTAL	$2,667,966	6.02%	$2,798,577	$2,576,083

(3) Average Capitalization of Aspect Class DT is $44,253,262.

Transtrend Class DT (2)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$728,508	2.19%	$789,322	$660,669
Energy	1,544,631	4.64%	1,673,573	1,400,794
Interest Rates	197,954	0.59%	214,479	179,521
Metals	295,307	0.89%	319,958	267,808
Stock Indices	477,406	1.43%	517,259	432,950
Currencies	447,057	1.34%	484,376	405,427

TOTAL	$3,690,863	11.08%	$3,998,967	$3,347,169

(2) Average capitalization of Transtrend Class DT is $33,289,811.

Transtrend Class DT (2)	March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$402,389	0.91%	$474,955	$329,555
Energy	212,249	0.48%	250,525	173,831
Interest Rates	64,872	0.15%	76,571	53,130
Metals	665,649	1.50%	785,691	545,164
Stock Indices	1,194,215	2.70%	1,409,576	978,058
Currencies	1,580,131	3.57%	1,865,087	1,294,122

TOTAL	$4,119,505	9.31%	$4,862,405	$3,373,860

(2) Average capitalization of Transtrend Class DT is $44,253,262.

Winton Class DT (5)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$266,132	0.80%	$284,893	$252,571
Energy	271,625	0.82%	290,773	257,784
Interest Rates	99,981	0.30%	107,029	94,886
Metals	329,981	0.99%	353,243	313,167
Stock Indices	570,646	1.71%	610,874	541,568
Currencies	570,035	1.71%	610,220	540,989

TOTAL	$2,108,400	6.33%	$2,257,032	$2,000,965

(5) Average capitalization of Winton Class DT is $33,289,795.

Winton Class DT (5)	March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$188,919	0.43%	$206,313	$174,902
Energy	306,059	0.69%	334,239	283,352
Interest Rates	187,077	0.42%	204,303	173,198
Metals	102,530	0.23%	111,970	94,923
Stock Indices	668,235	1.51%	729,764	618,658
Currencies	645,147	1.46%	704,550	597,283

TOTAL	$2,097,967	4.74%	$2,291,139	$1,942,316

(5) Average capitalization of Winton Class DT is $44,253,263.

Bluetrend Class DT (2)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$441,821	1.33%	$472,794	$421,869
Energy	871,138	2.62%	932,207	831,799
Interest Rates	66,618	0.20%	71,288	63,610
Metals	438,812	1.32%	469,574	418,996
Stock Indices	9,796	0.03%	10,483	9,354
Currencies	1,451,395	4.36%	1,553,143	1,385,853

TOTAL	$3,279,580	9.86%	$3,509,489	$3,131,481

(2) Average capitalization of Bluetrend Class DT is $33,289,664.

Bluetrend Class DT (2)	March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,094	0.03%	$11,927	$9,928
Energy	1,447,905	3.27%	1,556,656	1,295,721
Interest Rates	111,318	0.25%	119,679	99,618
Metals	6,572	0.01%	7,065	5,881
Stock Futures	1,929,822	4.36%	2,074,771	1,726,986
Currencies	453,360	1.02%	487,412	405,709

TOTAL	$3,960,071	8.94%	$4,257,510	$3,543,843

(2) Average capitalization of Bluetrend Class DT is $44,253,263.

Man AHL LLC Class DT (5)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$200,083	0.60%	$250,154	$172,315
Energy	299,546	0.90%	374,506	257,974
Interest Rates	317,951	0.96%	397,518	273,825
Metals	17,361	0.05%	21,705	14,952
Stock Indices	365,806	1.10%	457,347	315,038
Currencies	1,142,936	3.44%	1,428,952	984,316

TOTAL	$2,343,683	7.05%	$2,930,182	$2,018,420

(5) Average capitalization of Man AHL LLC Class DT is $33,269,594.

Man AHL LLC Class DT (5)	March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$80,459	0.18%	$96,281	$70,239
Energy	441,895	1.00%	528,793	385,764
Interest Rates	659,841	1.50%	789,598	576,025
Metals	302,064	0.68%	361,465	263,695
Stock Indices	89,469	0.20%	107,063	78,104
Currencies	1,775,889	4.03%	2,125,116	1,550,308

TOTAL	$3,349,617	7.59%	$4,008,316	$2,924,135

(5) Average capitalization of Man AHL LLC Class DT is $44,114,854.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Funds to incur severe losses over a short period of time.   Even comparatively minor losses could cause MLAI to further deleverage or terminate the

Partnership’s and the Portfolio Funds’ trading. The foregoing Value at Risk table — as well as the past performance of the Partnership and the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLIB

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are generally immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90-95% of its assets which are held in cash at MLPF&S and MLIB.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Item 4. Controls and Procedures

MLAI, the general partner of the Partnership with the participation of MLAI’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV
Jan-12	$138,591	756	183.3240
Feb-12	231,713	1,261	183.7531
Mar-12	—	—	185.8545
Apr-12	200,000	1,104	181.1093

(b) Not applicable.

(c) Not applicable.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.             Mine Safety Disclosures

Not applicable.

Item 5.             Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

	31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

	Exhibit 31.01 and 31.02	Are filed herewith.

	32.01 and 32.02	Section 1350 Certifications

	Exhibit 32.01 and 32.02	Are filed herewith.

	Exhibit 101	Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 11, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)