Form 10-Q
period 2012-06-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2012-08-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, 822,205 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011

ASSETS:
Cash	$311,050	$307,906
Investments in Portfolio Funds (cost $118,451,868 for 2012 and cost $136,008,811 for 2011)	144,471,993	170,657,787
Due from Portfolio Funds	2,871,637	13,937,314
TOTAL ASSETS	$147,654,680	$184,903,007

LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Wrap fee payable	$492,178	$616,342
Redemptions payable	2,358,690	13,457,625

Total liabilities	2,850,868	14,073,967

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,584	1,650
Limited Partners (822,196 Units and 931,833 Units)	144,802,228	170,827,390

Total partners’ capital	144,803,812	170,829,040

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$147,654,680	$184,903,007

NET ASSET VALUE PER UNIT
(Based on 822,205 and 931,842 Units outstanding; unlimited Units authorized)	$176.1164	$183.3240

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$2,886,114	$3,095,035	$5,883,136	$6,141,627
Change in unrealized, net	(5,379,772)	(8,808,832)	(8,628,852)	(12,513,155)
Total trading profit (loss), net	(2,493,658)	(5,713,797)	(2,745,716)	(6,371,528)

INVESTMENT INCOME (LOSS)
Interest, net	—	84	—	267

EXPENSES:
Wrap fee	1,560,137	2,105,330	3,252,164	4,345,745
Total expenses	1,560,137	2,105,330	3,252,164	4,345,745

NET INVESTMENT INCOME (LOSS)	(1,560,137)	(2,105,246)	(3,252,164)	(4,345,478)

NET PROFIT (LOSS)	(4,053,795)	$(7,819,043)	$(5,997,880)	$(10,717,006)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	858,282	1,102,022	$888,422	1,132,650

Net income(loss) per weighted average General Partner and Limited Partner Unit	$(4.72)	$(7.10)	$(6.75)	$(9.46)

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	1,177,705	$8,063,381	$219,486,396	$227,549,777

Subscriptions	12,858	—	2,473,371	2,473,371

Net Profit (Loss)	—	(410,398)	(10,306,608)	(10,717,006)

Redemptions	(117,343)	—	(22,504,153)	(22,504,153)

PARTNERS’ CAPITAL, June 30, 2011	1,073,220	$7,652,983	$189,149,006	$196,801,989

PARTNERS’ CAPITAL, December 31, 2011	931,842	$1,650	$170,827,390	$170,829,040

Subscriptions	3,862	—	705,304	705,304

Net Profit (Loss)	—	(66)	(5,997,814)	(5,997,880)

Redemptions	(113,499)	—	(20,732,652)	(20,732,652)

PARTNERS’ CAPITAL, June 30, 2012	822,205	$1,584	$144,802,228	$144,803,812

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Per Unit Operating Performance:

Net asset value, beginning of period	$181.1093	$183.3240

Net Realized and net unrealized change in trading profit (loss)	(3.1757)	(3.5487)
Expenses (1)	(1.8172)	(3.6589)

Net asset value, end of period	$176.1164	$176.1164

Total Return: (3)

Total return	-2.76%	-3.93%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	2.00%

Net investment profit (loss)	-1.00%	-2.00%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual partner’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
Per Unit Operating Performance:

Net asset value, beginning of period	$190.6906	$193.2146

Net Realized and net unrealized change in trading profit (loss)	(5.4058)	(6.0041)
Expenses (1)	(1.9095)	(3.8352)

Net asset value, end of period	$183.3753	$183.3753

Total Return: (3)

Total return	-3.84%	-5.09%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	2.00%

Net investment profit (loss)	-1.00%	-2.00%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual partner’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership issues new units of limited partner interest (“Units”) at Net Asset Value per unit as of the beginning of each calendar month (see Item 2 for discussion of net asset value and net asset value per unit for subscription and redemption purposes hereinafter referred to as Net Asset Value and Net Asset Value Unit). The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the discretion of Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner”) the General Partner of the Partnership, among five underlying Merrill Lynch FuturesAccessSM Program Funds (each a “Portfolio Fund” and collectively the “Portfolio Funds”) (See Note 2).

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Portfolio Funds’ commodity broker.  Merrill Lynch International Bank (“MLIB”) is the Portfolio Funds’ primary foreign exchange forward prime broker.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012  and  2011. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Revision

During the quarter, the Partnership identified that it miscalculated its net investment income ratio during the quarters from 2009 through first quarter 2012. However, this miscalculation did not affect the Partnership’s annual reports. The Partnership had been showing net income over average assets rather than the applicable net investment income over average assets. As a result, the 2011 presentation of the net investment income ratio has been revised here to show the appropriate ratio.

2.               INVESTMENTS IN PORTFOLIO FUNDS

The five funds in which the Partnership is invested in as of June 30, 2012 are; Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Man AHL FuturesAccess LLC (“MAN”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the Portfolio Funds’ Managers.

The details of investments in Portfolio Funds at and for the period ended June 30, 2012 are as follows:

June 30, 2012

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 6/30/12	Management Fee	Performance Fee	Redemptions Permitted
Winton	$28,898,492	19.96%	$(1,422,767)	$19,478,100	$(242,700)	$—	Monthly
Aspect	28,898,491	19.96%	(569,891)	20,531,184	(244,472)	—	Monthly
Transtrend	28,878,025	19.94%	2,209,736	20,474,603	(164,951)	—	Monthly
Bluetrend	28,898,492	19.96%	(1,002,663)	25,881,089	(162,280)	—	Monthly
Man	28,898,493	19.96%	(1,960,131)	32,086,893	(161,256)	—	Monthly

Total Investment in Portfolio Funds at fair value	$144,471,993	99.78%	$(2,745,716)	$118,451,868	$(975,659)	$—

The details of investments in Portfolio Funds at and for the year ended December 31, 2011 are as follows:

December 31, 2011

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/11	Management Fee	Performance Fee	Redemptions Permitted
Winton	$34,131,627	19.98%	$2,578,630	$21,952,689	$(623,365)	$—	Monthly
Aspect	34,131,941	19.98	2,458,921	23,597,609	(622,769)	—	Monthly
Transtrend	34,131,695	19.98	(3,905,862)	25,364,344	(407,955)	—	Monthly
Bluetrend	34,131,105	19.98	192,520	29,491,911	(414,658)	—	Monthly
Man	34,131,419	19.98	(3,718,173)	35,602,258	(407,717)	—	Monthly

Total Investment in Portfolio Funds at fair value	$170,657,787	99.90%	$(2,393,964)	$136,008,811	$(2,476,464)	$—

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of June 30, 2012
	Total Assets	Total Liabilities	Total Capital
Winton	$1,160,569,164	$37,355,040	$1,123,214,124
Aspect	323,408,243	17,303,141	306,105,102
Transtrend	182,672,894	4,269,797	178,403,097
Bluetrend	205,580,805	8,098,930	197,481,875
Man	50,025,279	3,887,684	46,137,595

Total	$1,922,256,385	$70,914,592	$1,851,341,793

	As of December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Winton	$1,165,044,597	$45,943,206	$1,119,101,391
Aspect	330,934,407	25,416,723	305,517,684
Transtrend	234,879,250	13,832,941	221,046,309
Bluetrend	261,062,613	5,355,684	255,706,929
Man	57,971,592	3,904,627	54,066,965

Total	$2,049,892,459	$94,453,181	$1,955,439,278

	For the six months ended June 30, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(1,132,068)	$(22,708)	$(267,991)	$(1,422,767)
Aspect	(224,397)	(42,244)	(303,250)	(569,891)
Transtrend	2,546,830	(91,525)	(245,569)	2,209,736
Bluetrend	(714,419)	(61,773)	(226,471)	(1,002,663)
Man	(1,708,952)	(44,544)	(206,635)	(1,960,131)

Total	$(1,233,006)	$(262,794)	$(1,249,916)	$(2,745,716)

	For the six months ended June 30, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$493,099	$(22,252)	$(378,116)	$92,731
Aspect	(507,166)	(50,542)	(384,697)	(942,405)
Transtrend	(2,533,498)	(99,469)	(299,469)	(2,932,436)
Bluetrend	1,656,446	(80,809)	(601,412)	974,225
Man	(2,989,368)	(211,710)	(362,565)	(3,563,643)

Total	$(3,880,487)	$(464,782)	$(2,026,259)	$(6,371,528)

3.               FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized profits and losses on investments is recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.  The investments in Portfolio Funds, as discussed below, are also included in this category.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are generally included in this category are privately held debt and equity securities.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, as a practical expedient which management believes approximates fair value. These net asset values are the net asset value of the Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Partnership has transparency. As such the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from any level during the three and six months ended June 30, 2012.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2012	$144,471,993	$—	$144,471,993	$—
December 31, 2011	$170,657,787	$—	$170,657,787	$—

4.               MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements as the Partnership invests in the Portfolio Funds which have similar market risk as mentioned below. The following summarizes some of those risks.

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

The Portfolio Funds, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

MLAI and the Partnership have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Partnership.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets and the fee is payable monthly in arrears. The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Partnership for the three and six months ended June 30, 2012 are paid on behalf of the Partnership by the Sponsor.

6.               SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

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

The Partnership calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion.  The Partnership’s “Net Asset Value” as of any calculation date generally equals the value of the Partnership’s interests in the underlying Portfolio Funds as of such date, plus any other assets held by the Partnership, minus accrued wrap fees and all other liabilities of the Partnership. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June
2011	$190.8217	$194.3375	$190.6906	$198.0035	$189.6097	$183.3753
2012	$183.7531	$185.8545	$181.1093	$182.0269	$185.1992	$176.1164

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets generally are its (i) investment in Funds and (ii) cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012 Partnership capital decreased 15.23% from $170,829,040 to $144,803,812.  This decrease was attributable to the net loss from operations of $5,997,880, coupled with the redemption of 113,499 Redeemable Units resulting in an outflow of $20,732,652. The cash outflow was offset with cash inflow of $705,304 due to subscriptions of 3,862 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on trade date. Realized profits and losses on investments is recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Partnership holds no cash equivalents. Cash was held at a nationally recognized financial institution.

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

January 1, 2012 to June 30, 2012

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

April 1, 2012 to June 30, 2012

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of June 30, 2012:

June 30, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	(211,450)	26.37%
Currencies	(691,462)	86.24%
Energy	(638,715)	79.66%
Interest rates	885,268	-110.41%
Metals	103,153	-12.86%
Stock indices	(248,571)	31.00%

Total	$(801,777)	100.00%

The Partnership experienced a net trading loss for the quarter ended June 30, 2012 of $2,493,658.

The Partnership returned an estimated -2.8% for the second quarter, bringing its year to date performance to -3.9%. In comparison, the DJ CS AllHedge Managed Futures Index was down an estimated -1.4% in Q2 and is down -1.8% YTD. 4 out of 5 managers in the Fund had negative returns.  Returns ranged from +2.1% to -4.3%.

The Partnership started the second quarter long risk assets and long fixed income. April and May were positive months, thanks to strong gains in fixed income, small gains in currencies and relatively smaller losses in equity indices and commodities. The Portfolio Funds repositioned their portfolios during these two months to match the prevailing investment environment, shorting risk assets and increasing long positions in fixed income. June saw reversals in every asset class causing significant losses across asset classes that erased the gains from April and May.

In fixed income, the Portfolio Funds started the second quarter long most markets. As the economic outlook began to deteriorate in April, yields started to head lower. In response, Portfolio Funds pushed their bets by adding to their long positions, resulting in strong gains as yields continued to make new lows. Gains were especially strong in May, as many fixed income markets reached new lows in yields. June saw a slight give back of these profits as yields backed-up due to improving sentiment.

In the three remaining asset classes, trend followers generally lost money, with equities posting the worst returns. As a result of strong upward trends in the first quarter, the Portfolio Funds were positioned long equities in several geographies. In April, global equity indices were down, driven by growing debt related concerns in Europe as well as signs of slowing in various economies. These downward moves continued during May, accelerating in many markets. As the Portfolio Funds posted losses, they started to reduce their long positions. Given that most trend-followers in the Partnership use medium- to long-term signals, their reaction to reversals is not immediate and it takes some time to fully switch direction. It was not until late May that most Portfolio Funds had finally exited most of their losing long positions and to go short. In June, equities recovered some, just as the Portfolio Funds had established short positioning, adding to losses in this asset class.

Commodities suffered losses as well and followed a similar path as equity indices. The Portfolio Funds started the quarter with a long bias. The big reversals in May caused losses and the Portfolio Funds spent the month repositioning for a new bearish environment. As the markets recovered in June, the Portfolio Funds sustained further losses on the newly initiated short positions. The biggest losses came in May from long positions in oil, metals and agricultural markets. Smaller losses were sustained in June in a choppy market environment.

Foreign exchange trading was also unprofitable. Starting the quarter, exposure to currencies was relatively low. In May, as the U.S. dollar rallied in a safe-haven play, Portfolio Funds adopted a long bias. Initially, this served them well in May as several currencies depreciated against the U.S. dollar. However, June saw a reversal as the European Union moved in a positive direction. As risk seeking returned to markets, the euro rallied against the U.S. dollar. The Portfolio Funds had accumulated sizeable euro shorts in May, as it had exhibited a strong downward trend. With most currencies rallying against the U.S. dollar in June, losses were sustained. The asset class as a whole ended the quarter with negative performance, primarily due to euro losses.

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

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of June 30, 2011:

June 30, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$155,562	-23.87%
Currencies	(165,209)	25.35%
Energy	(247,053)	37.90%
Interest rates	209,820	-32.19%
Metals	(964,489)	147.97%
Stock indices	359,550	-55.16%

Total	$(651,819)	100.00%

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

The Portfolio Fund’s risk exposure in the various market sectors traded by the advisors is quantified below in terms of Value at Risk.  Due to the Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2012 and 2011.

Aspect Class DT (3)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$718,522	2.24%	$828,282	$590,152
Energy	452,604	1.41%	558,723	340,256
Interest Rates	343,316	1.07%	434,840	248,705
Metals	138,833	0.43%	223,093	69,370
Stock Indices	942,486	2.94%	1,034,348	844,505
Currencies	61,741	0.19%	87,706	40,413

TOTAL	$2,657,502	8.28%	$3,166,992	$2,133,401

(3) Average Capitalization of Aspect Class DT is $32,029,366.

Aspect Class DT (3)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,638	0.01%	$3,884	$3,339
Energy	954,715	2.22%	1,207,501	684,418
Interest Rates	373,281	0.87%	773,097	10,010
Metals	213,542	0.50%	333,459	105,769
Stock Indices	367,054	0.85%	527,189	208,970
Currencies	752,541	1.75%	910,398	616,163

TOTAL	$2,664,771	6.20%	$3,755,528	$1,628,669

(3) Average Capitalization of Aspect Class DT is $42,996,274.

Transtrend Class DT (2)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$755,818	2.36%	$805,920	$674,562
Energy	1,753,934	5.48%	1,973,390	1,430,252
Interest Rates	258,252	0.81%	321,330	183,296
Metals	353,200	1.10%	413,823	273,439
Stock Indices	315,370	0.98%	528,136	138,674
Currencies	386,250	1.21%	494,562	305,852

TOTAL	$3,822,824	11.94%	$4,537,161	$3,006,075

(2) Average capitalization of Transtrend Class DT is $32,026,407.

Transtrend Class DT (2)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$264,538	0.62%	$452,333	$103,705
Energy	282,438	0.66%	495,921	165,551
Interest Rates	148,485	0.35%	321,541	50,600
Metals	902,385	2.10%	1,600,714	519,198
Stock Indices	971,399	2.26%	1,342,438	572,707
Currencies	1,249,875	2.91%	1,776,253	707,388

TOTAL	$3,819,120	8.90%	$5,989,200	$2,119,149

(2) Average capitalization of Transtrend Class DT is $42,996,274.

Winton Class DT (5)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$233,589	0.73%	$260,658	$199,977
Energy	162,163	0.51%	266,038	67,773
Interest Rates	205,209	0.64%	350,580	86,814
Metals	376,087	1.17%	494,925	286,526
Stock Indices	736,434	2.30%	1,045,074	495,498
Currencies	299,191	0.93%	558,310	68,694

TOTAL	$2,012,673	6.28%	$2,975,585	$1,205,282

(5) Average capitalization of Winton Class DT is $32,029,322.

Winton Class DT (5)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$267,244	0.62%	$397,513	$154,032
Energy	352,881	0.82%	471,065	249,541
Interest Rates	91,218	0.21%	179,924	15,726
Metals	349,252	0.81%	656,786	83,596
Stock Indices	345,178	0.80%	642,684	90,587
Currencies	557,528	1.30%	620,479	486,376

TOTAL	$1,963,302	4.56%	$2,968,451	$1,079,858

(5) Average capitalization of Winton Class DT is $42,996,274.

Bluetrend Class DT (2)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$378,270	1.18%	$553,057	$191,426
Energy	761,058	2.38%	1,090,461	401,747
Interest Rates	1,083,979	3.38%	2,737,533	74,408
Metals	459,100	1.43%	549,291	323,330
Stock Indices	36,255	0.11%	79,964	10,941
Currencies	873,140	2.73%	1,816,808	38,723

TOTAL	$3,591,802	11.21%	$6,827,114	$1,040,575

(2) Average capitalization of Bluetrend Class DT is $32,029,247.

Bluetrend Class DT (2)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,149	0.15%	$142,902	$9,282
Energy	1,305,478	3.04%	1,473,447	974,911
Interest Rates	147,357	0.34%	223,427	93,142
Metals	274,633	0.64%	636,557	5,499
Stock Indices	1,571,138	3.65%	1,939,900	1,037,515
Currencies	517,758	1.20%	716,848	379,336

TOTAL	$3,882,513	9.02%	$5,133,080	$2,499,685

(2) Average capitalization of Bluetrend Class DT is $42,996,274.

Man AHL LLC Class DT (5)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$281,882	0.88%	$399,661	$171,469
Energy	234,913	0.73%	372,667	155,018
Interest Rates	502,236	1.57%	754,118	272,480
Metals	146,340	0.46%	301,834	14,878
Stock Indices	540,836	1.69%	786,538	313,491
Currencies	620,346	1.94%	1,421,933	93,299

TOTAL	$2,326,553	7.27%	$4,036,751	$1,020,635

(5) Average capitalization of Man AHL LLC Class DT is $32,017,778.

Man AHL LLC Class DT (5)	June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$65,488	0.15%	$83,343	$42,290
Energy	612,122	1.43%	990,164	333,923
Interest Rates	457,478	1.07%	683,487	237,060
Metals	201,323	0.47%	312,889	97,347
Stock Indices	178,185	0.42%	328,111	67,608
Currencies	1,383,516	3.22%	1,839,532	848,006

TOTAL	$2,898,112	6.76%	$4,237,526	$1,626,234

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-12	$138,591	756	183.3240
Feb-12	231,713	1,261	183.7531
Mar-12	—	—	185.8545
Apr-12	200,000	1,104	181.1093
May-12	120,000	659	182.0269
Jun-12	15,000	82	185.1992
Jul-12	—	—	176.1164

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

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)