Form 10-Q
period 2012-09-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2012-11-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 770,678 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011

ASSETS:
Cash	$311,363	$307,906
Investments in Portfolio Funds (cost $109,854,260 for 2012 and cost $136,008,811 for 2011)	134,827,092	170,657,787
Due from Portfolio Funds	4,025,713	13,937,314

TOTAL ASSETS	$139,164,168	$184,903,007

LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Wrap fee payable	$463,252	$616,342
Redemptions payable	3,571,664	13,457,625

Total liabilities	4,034,916	14,073,967

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,578	1,650
Limited Partners (770,669 Units and 931,833 Units)	135,127,674	170,827,390

Total partners’ capital	135,129,252	170,829,040

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$139,164,168	$184,903,007

NET ASSET VALUE PER UNIT
(Based on 770,678 and 931,842 Units outstanding; unlimited Units authorized)	$175.3381	$183.3240

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
TRADING PROFIT (LOSS):

Realized, net	$2,057,567	$2,656,348	$7,940,703	$8,797,975
Change in unrealized, net	(1,047,292)	4,485,225	(9,676,144)	(8,027,930)
Total trading profit (loss), net	1,010,275	7,141,573	(1,735,441)	770,045

INVESTMENT INCOME (LOSS)
Interest, net	—	63	—	330

EXPENSES:
Wrap fee	1,454,943	2,012,518	4,707,107	6,358,263
Total expenses	1,454,943	2,012,518	4,707,107	6,358,263

NET INVESTMENT INCOME (LOSS)	(1,454,943)	(2,012,455)	(4,707,107)	(6,357,933)

NET PROFIT (LOSS)	(444,668)	$5,129,118	$(6,442,548)	$(5,587,888)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	807,066	1,058,878	$861,304	1,108,060

Net income(loss) per weighted average General Partner and Limited Partner Unit	$(0.55)	$4.84	$(7.48)	$(5.04)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2010	1,177,705	$8,063,381	$219,486,396	$227,549,777

Subscriptions	16,682	—	3,196,984	3,196,984

Net Profit (Loss)	—	(213,399)	(5,374,489)	(5,587,888)

Redemptions	(161,524)	—	(30,881,938)	(30,881,938)

PARTNERS’ CAPITAL, September 30, 2011	1,032,863	$7,849,982	$186,426,953	$194,276,935

PARTNERS’ CAPITAL, December 31, 2011	931,842	$1,650	$170,827,390	$170,829,040

Subscriptions	3,999	—	730,304	730,304

Net Profit (Loss)	—	(72)	(6,442,476)	(6,442,548)

Redemptions	(165,163)	—	(29,987,544)	(29,987,544)

PARTNERS’ CAPITAL, September 30, 2012	770,678	$1,578	$135,127,674	$135,129,252

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
Per Unit Operating Performance:

Net asset value, beginning of period	$176.1164	$183.3240

Net Realized and net unrealized change in trading profit (loss)	1.0236	(2.5251)
Expenses (1)	(1.8019)	(5.4608)

Net asset value, end of period	$175.3381	$175.3381

Total Return: (3)

Total return	-0.44%	-4.36%

Ratios to Average Net Assets: (1),(2)

Expenses	1.00%	3.00%

Net investment profit (loss)	-1.00%	-3.00%

(1) Includes the impact of brokerage commission expense.

(2) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(3) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual partner’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Per Unit Operating Performance:

Net asset value, beginning of period	$183.3753	$193.2146

Net Realized and net unrealized change in trading profit (loss)	6.6206	0.6165
Interest income	0.0001	0.0003
Expenses (1)	(1.9004)	(5.7358)

Net asset value, end of period	$188.0956	$188.0956

Total Return: (3)

Total return	2.57%	-2.65%

Ratios to Average Net Assets: (1),(2)

Expenses	1.01%	3.01%

Net investment profit (loss)	-1.01%	-3.01%

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

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Portfolio Funds.  The Sponsor may select other parties as futures clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012  and  2011. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five funds in which the Partnership is invested in as of September 30, 2012 are; Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Man AHL FuturesAccess LLC (“MAN”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

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

The details of investments in Portfolio Funds at and for the period ended September 30, 2012 are as follows:

September 30, 2012

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 9/30/12	Management Fee	Performance Fee	Redemptions Permitted
Winton	$26,965,417	19.96%	$(1,188,236)	$18,066,101	$(351,764)	$(519)	Monthly
Aspect	26,965,418	19.96%	(1,474,385)	19,823,418	(352,170)	(15,340)	Monthly
Transtrend	26,965,419	19.96%	1,929,924	19,440,283	(237,262)	(37,953)	Monthly
Bluetrend	26,965,420	19.96%	740,742	22,790,136	(236,455)	(127,421)	Monthly
Man	26,965,418	19.96%	(1,743,486)	29,734,322	(233,920)	—	Monthly

Total Investment in Portfolio Funds at fair value	$134,827,092	99.80%	$(1,735,441)	$109,854,260	$(1,411,571)	$(181,233)

The details of investments in Portfolio Funds at and for the year ended December 31, 2011 are as follows:

December 31, 2011

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/11	Management Fee	Performance Fee	Redemptions Permitted
Winton	$34,131,627	19.98%	$2,578,630	$21,952,689	$(623,365)	$(454,941)	Monthly
Aspect	34,131,941	19.98	2,458,921	23,597,609	(622,769)	(437,689)	Monthly
Transtrend	34,131,695	19.98	(3,905,862)	25,364,344	(407,955)	(29,056)	Monthly
Bluetrend	34,131,105	19.98	192,520	29,491,911	(414,658)	(166,926)	Monthly
Man	34,131,419	19.98	(3,718,173)	35,602,258	(407,717)	—	Monthly

Total Investment in Portfolio Funds at fair value	$170,657,787	99.90%	$(2,393,964)	$136,008,811	$(2,476,464)	$(1,088,612)

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Winton	$1,159,252,756	$29,878,255	$1,129,374,501
Aspect	313,124,949	12,713,037	300,411,912
Transtrend	172,188,248	3,988,644	168,199,604
Bluetrend	202,164,116	12,576,278	189,587,838
Man	43,184,888	5,380,718	37,804,170

Total	$1,889,914,957	$64,536,932	$1,825,378,025

	As of December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Winton	$1,165,044,597	$45,943,206	$1,119,101,391
Aspect	330,934,407	25,416,723	305,517,684
Transtrend	234,879,250	13,832,941	221,046,309
Bluetrend	261,062,613	5,355,684	255,706,929
Man	57,971,592	3,904,627	54,066,965

Total	$2,049,892,459	$94,453,181	$1,955,439,278

	For the nine months ended September 30, 2012
	Income (Loss)	Commissions	Other	Net Income (Loss)
Winton	$(767,505)	$(31,900)	$(388,831)	$(1,188,236)
Aspect	(978,714)	(63,031)	(432,640)	(1,474,385)
Transtrend	2,412,633	(131,726)	(350,983)	1,929,924
Bluetrend	1,248,847	(90,870)	(417,235)	740,742
Man	(1,301,360)	(74,356)	(367,770)	(1,743,486)

Total	$613,901	$(391,883)	$(1,957,459)	$(1,735,441)

	For the nine months ended September 30, 2011
	Income (Loss)	Commissions	Other	Net Income (Loss)
Winton	$3,646,642	$(33,531)	$(992,168)	$2,620,943
Aspect	3,822,756	(73,453)	(1,029,831)	2,719,472
Transtrend	(3,767,158)	(140,686)	(422,425)	(4,330,269)
Bluetrend	2,271,339	(113,458)	(837,109)	1,320,772
Man	(762,864)	(264,354)	(533,655)	(1,560,873)

Total	$5,210,715	$(625,482)	$(3,815,188)	$770,045

3.              FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchases and sales of investments are recorded on a trade date basis. Realized profits and losses on investments is recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

The fair value measurement guidance established a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Partnership has transparency. As such the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from any level during the three and nine months ended September 30, 2012.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2012	$134,827,092	$—	$134,827,092	$—
December 31, 2011	$170,657,787	$—	$170,657,787	$—

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

The Portfolio Funds, in the normal course of business, enters into various contracts, with MLPF&S acting as the futures clearing broker and MLIB as the foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Concentration Risk

The Partnership’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Partnership’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Partnership.

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter, into agreements that obligate the Partnership to indemnify third parties, including affiliates of the Partnership, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Partnership.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets and the fee is payable monthly in arrears. The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Partnership for the three and nine months ended September 30, 2012 are paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June	July	August	September
2011	$190.8217	$194.3375	$190.6906	$198.0035	$189.6097	$183.3753	$190.7027	$189.4490	$188.0956
2012	$183.7531	$185.8545	$181.1093	$182.0269	$185.1992	$176.1164	$183.6088	$179.9176	$175.3381

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services.  The Partnership’s assets generally are its (i) investment in Funds and (ii) cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Partnership.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Partnership’s liquidity.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012 Partnership capital decreased 20.90% from $170,829,040 to $135,129,252.  This decrease was attributable to the net loss from operations of $6,442,548, coupled with the redemption of 165,163 Redeemable Units resulting in an outflow of $29,987,544. The cash outflow was offset with cash inflow of $730,304 due to subscriptions of 3,999 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchases and sales of investments are recorded on trade date. Realized profits and losses on investments is recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Partnership holds no cash equivalents. Cash was held at a nationally recognized financial institution.

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

The Partnership follows the ASC guidance issued for accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  The General Partner has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2009.

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

January 1, 2012 to September 30, 2012

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

The Partnership experienced a net trading loss for the quarter ended March 31, 2012 of $252,058.

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

The Partnership returned an estimated -2.8% for the second quarter, bringing its year to date performance to -3.9%. In comparison, the DJ CS AllHedge Managed Futures Index was down an estimated -1.4% in Q2 and is down -1.8% YTD. 4 out of 5 managers in the Partnership had negative returns.  Returns ranged from +2.1% to -4.3%.

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

July 1, 2012 to September 30, 2012

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of September 30, 2012:

September 30, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	(196,362)	-49.16%
Currencies	384,103	96.16%
Energy	(263,007)	-65.84%
Interest rates	1,910,326	478.25%
Metals	(351,830)	-88.08%
Stock indices	(1,083,791)	-271.33%

Total	$399,439	100.00%

The Partnership experienced a net trading gain for the quarter ended September 30, 2012 of $1,010,275.

The Partnership returned an estimated -0.4% for the third quarter, bringing its year to date performance to -4.4%. Four out of the five Portfolio Funds had negative returns for the quarter, ranging from +5.2% to -2.1%.

The Partnership started the quarter with a bearish, risk-off posture. Overall exposure levels were moderate and the largest exposures were in long fixed income positions.  In foreign exchange, short positions in the euro were the dominant exposure.  Other foreign exchange exposure included small shorts in the Canadian dollar, British pound, and Swiss franc and small long positions in the Japanese yen and Australian dollar.  Equity exposure was short biased.  Net long positions in the U.S. were offset by net short positions in Europe and Asia.  Commodity exposure was short biased in most sectors except grains.

Fixed income was the largest exposure and best performing asset class during the third quarter.  Within fixed income, the most common exposures and largest contributors to performance were long positions. In July, long positions in both bonds and shorter term interest rates were profitable. As yields backed-up later in the third quarter, long bond positions resulted in losses in both August and September.  On the whole, gains in this sector were still greater than losses, but the retracement in August and September were costly.  The Partnership remained long biased throughout the quarter, but the size of positions was reduced as reversals made this a more challenging sector to trade.

Equities, on the other hand, offered a very different exposure and return profile.  The Partnership came into the quarter with limited equity exposure and a net short bias. While fixed income exposure was reduced over the course of the quarter, equity exposure increased in response to accommodative Central Bank policy.  The Portfolio Funds moved to a net long bias over the quarter and equities generated gains in September.

Foreign exchange was another positive contributor to performance early in the quarter that suffered losses on the heels of reversals later in the quarter.  Within foreign exchange, the most common trade was short positions in the euro.  These trades were positive contributors in July, but incurred losses in August in connection with European Central Bank President Draghi’s comment “to do whatever it takes to preserve the euro” propelled the single currency higher.  Short euro positions, in fact, were one of the largest detractors in August. By the quarter’s end, short euro positions still remained in the portfolio, but they had been significantly reduced.

Commodity trading positively contributed to performance in July, but the sector had the greatest impact on the Partnership in September.  During that month a series of reversals resulted in sizeable losses.  While long positions in precious metals generated gains as the U.S. Fed’s QE3 and the European Central Bank’s Outright Monetary Transactions program fueled currency debasement concerns, the Partnership experienced losses in other sectors.  Long positions in oil were hurt by September’s sell-off.  Conversely, short positions in natural gas were hurt by rising prices in that sector.  Short positions in industrial metals suffered losses as accommodative central bank policy diminished global growth concerns.  Finally, long positions in grains which had been profitable earlier in the quarter were hurt as signs that the U.S. harvest might be better than originally expected resulted in a steep retracement.

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

July 1, 2011 to September 30, 2011

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of September 30, 2011:

September 30, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$573,307	25.36%
Currencies	(367,792)	-16.27%
Energy	906,170	40.08%
Interest rates	1,055,001	46.66%
Metals	68,259	3.02%
Stock indices	26,034	1.15%

Total	$2,260,979	100.00%

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

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the quantification included in this section should not be considered to constitute any assurance or representation that the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by each Portfolio Fund’s attempts to manage its market risk.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine months ended September 30, 2012 and 2011.

Aspect Class DT (3)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$547,456	1.77%	$787,524	$258,269
Energy	597,903	1.93%	1,025,263	323,512
Interest Rates	454,312	1.47%	780,276	236,467
Metals	154,547	0.50%	219,370	65,957
Stock Indices	624,743	2.02%	983,450	76,736
Currencies	161,979	0.52%	404,953	38,425

TOTAL	$2,540,940	8.21%	$4,200,836	$999,366

(3) Average Capitalization of Aspect Class DT is $30,918,004.

Aspect Class DT (3)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$95,298	0.23%	$300,173	$3,085
Energy	896,978	2.14%	1,115,896	632,495
Interest Rates	419,935	1.00%	714,447	9,251
Metals	242,174	0.58%	356,804	97,745
Stock Indices	334,004	0.80%	487,195	193,117
Currencies	644,486	1.54%	841,332	519,872

TOTAL	$2,632,875	6.29%	$3,815,847	$1,455,565

(3) Average Capitalization of Aspect Class DT is $41,962,895.

Transtrend Class DT (2)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$507,105	1.64%	$798,195	$22,509
Energy	1,164,282	3.77%	1,954,475	17,328
Interest Rates	466,290	1.51%	948,815	181,539
Metals	458,280	1.48%	722,010	270,818
Stock Indices	731,782	2.37%	1,679,516	137,345
Currencies	306,694	0.99%	489,822	144,357

TOTAL	$3,634,433	11.76%	$6,592,833	$773,896

(2) Average capitalization of Transtrend Class DT is $30,915,932.

Transtrend Class DT (2)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$262,455	0.63%	$452,668	$103,782
Energy	551,792	1.32%	1,419,180	165,674
Interest Rates	254,053	0.61%	605,345	50,637
Metals	871,395	2.08%	1,601,900	519,583
Stock Indices	658,447	1.57%	1,343,433	21,022
Currencies	867,292	2.07%	1,777,569	67,768

TOTAL	$3,465,434	8.28%	$7,200,095	$928,466

(2) Average capitalization of Transtrend Class DT is $41,864,934.

Winton Class DT (5)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$168,416	0.54%	$241,896	$60,909
Energy	137,533	0.44%	246,888	62,895
Interest Rates	488,479	1.58%	1,211,389	80,565
Metals	336,282	1.09%	459,300	264,043
Stock Indices	508,021	1.64%	969,848	133,556
Currencies	261,296	0.85%	518,122	63,750

TOTAL	$1,900,027	6.14%	$3,647,443	$665,718

(5) Average capitalization of Winton Class DT is $30,917,972.

Winton Class DT (5)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$207,073	0.49%	$361,026	$102,999
Energy	336,815	0.80%	455,664	226,636
Interest Rates	218,189	0.52%	602,936	14,283
Metals	374,544	0.89%	603,386	75,923
Stock Indices	340,800	0.81%	583,693	82,272
Currencies	374,571	0.89%	563,526	84,199

TOTAL	$1,851,992	4.40%	$3,170,231	$586,312

(5) Average capitalization of Winton Class DT is $41,962,895.

Bluetrend Class DT (2)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$265,903	0.86%	$537,550	$51,306
Energy	534,148	1.73%	1,059,886	101,170
Interest Rates	813,509	2.63%	2,660,775	72,322
Metals	401,819	1.30%	533,889	257,439
Stock Indices	439,824	1.42%	1,522,509	10,635
Currencies	903,219	2.92%	1,765,866	37,637

TOTAL	$3,358,422	10.86%	$8,080,475	$530,509

(2) Average capitalization of Bluetrend Class DT is $30,917,920.

Bluetrend Class DT (2)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$262,400	0.63%	$821,362	$9,132
Energy	897,038	2.14%	1,449,600	101,657
Interest Rates	182,229	0.43%	320,952	91,635
Metals	765,441	1.82%	2,195,087	5,410
Stock Indices	1,137,021	2.71%	1,908,503	265,439
Currencies	416,470	0.99%	705,245	191,539

TOTAL	$3,660,599	8.72%	$7,400,749	$664,812

(2) Average capitalization of Bluetrend Class DT is $41,950,375.

Man AHL LLC Class DT (5)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$221,402	0.72%	$455,133	$20,831
Energy	234,993	0.76%	424,393	159,527
Interest Rates	546,744	1.77%	858,790	310,300
Metals	313,307	1.01%	635,680	16,943
Stock Indices	465,469	1.51%	895,709	154,514
Currencies	838,953	2.71%	1,619,296	106,249

TOTAL	$2,620,868	8.48%	$4,889,001	$768,364

(5) Average capitalization of Man AHL LLC Class DT is $30,909,892.

Man AHL LLC Class DT (5)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$132,395	0.32%	$328,622	$39,156
Energy	544,184	1.30%	916,780	309,175
Interest Rates	467,549	1.12%	661,617	219,491
Metals	202,107	0.48%	289,700	90,133
Stock Indices	157,814	0.38%	303,794	62,598
Currencies	1,026,365	2.45%	1,703,199	451,106

TOTAL	$2,530,414	6.05%	$4,203,712	$1,171,659

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV
Jan-12	$138,591	756	183.3240
Feb-12	231,713	1,261	183.7531
Mar-12	—	—	185.8545
Apr-12	200,000	1,104	181.1093
May-12	120,000	659	182.0269
Jun-12	15,000	82	185.1992
Jul-12	—	—	176.1164
Aug-12	15,000	82	183.6088
Sep-12	10,000	55	179.9176
Oct-12	10,000	57	175.3381

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

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)