Form 10-K
period 2012-12-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2013-03-27
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-28928

ML TREND-FOLLOWING FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3887922
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center, 11th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

4 World Financial Center

250 Vesey Street, 11th Floor

New York, NY 10080

(Address and Zip Code of principal executive offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes☐ No ☒

The Units of the limited partnership interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable

As of February 28, 2013, limited partnership units with a Net Asset Value of $113,399,667 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of  Independent Registered Public Accounting Firm, the annual report  to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  The annual reports are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TREND-FOLLOWING FUTURES FUND L.P.

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1: Business

(a)                                 General Development of Business:

ML Trend-Following Futures Fund L.P. (the “Partnership”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading in July 1996.  Effective June 1, 2007 the Partnership terminated its agreement with a single trading advisor, and thereafter the Partnership invested substantially all of its assets in underlying FuturesAccess Funds.   The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or”General Partner” or the “Sponsor”), the sponsor and general partner of the Partnership, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”).  Presently there are five Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds.  MLAI may select other parties as clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  MLAI may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates. Beginning in March 2012, the Royal Bank of Scotland Plc (“RBS”), a United Kingdom company,  acts as the primary OTC prime broker (the “OTC Prime Broker”) for one of the Underlying FuturesAccess Funds, Man AHL FuturesAccess LLC (“Man AHL FuturesAccess”), only in respect of precious metals OTC forward transactions. These transactions are not expected to exceed 5% of the overall risk of Man AHL FuturesAccess. The Sponsor may select other parties as OTC prime brokers.

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust, Bank of America Private Wealth Management and other divisions of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Portfolio Funds in which the Partnership invests are specified below and may change from time to time based on the investment of discretion of MLAI.  Each Portfolio Fund implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”).  The Trading Advisors primarily employ systematic trading strategies, which seek to identify market and price trends and take positions in the direction of these trends.  The Trading Advisors may also implement a variety of other pattern recognition and price movement trading systems.  See “Portfolio Funds’ Trading Programs,” below.  MLAI has full discretion over the selection of, and allocation and reallocation of Partnership capital among the Portfolio Funds, see “Portfolio Funds—Selection and Allocations,” below.

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

The Partnership issues units of limited partnership company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Partnership calculates the Net Asset Value per Unit of each class of Units as of the  last  calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”)..  The Partnership’s “Net Asset Value” as of any calculation date will generally equals the value of the Partnership’s investments in the underlying funds as of such date, plus any other assets held by the Partnership, minus accrued Sponsor wrap fees an all other liabilities of the Partnership.  MLAI or its delegates are authorized to make all net asset value determinations.

As of December 31, 2012, the aggregate Net Asset Value of the Partnership was $118,738,015, and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $168.5217.

Through December 31, 2012, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

(b)                                 Financial Information about Segments:

The Partnership’s and Portfolio Funds’ business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Partnership and the Portfolio Funds do not engage in sales of goods or services.

(c)                              Narrative Description of Business:

General

The investment objective of the Partnership is to achieve superior risk-adjusted rates of return through a fund of funds approach focusing on, but not limited to, a single group of alternative investment strategies known as “trend- following futures strategies.”  Under the direction of MLAI, the Partnership seeks to achieve this objective by allocating its capital among a group of underlying FuturesAccess Funds (each a Portfolio Fund) managed by trading advisors which,  MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and drawdowns.

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

Systematic technical trend- following systems share basic similarities, although the models which they apply to historical price data differ.  These similarities imply that there will be certain market conditions which are likely to be adverse to all or substantially all of the underlying FuturesAccess Funds in the Partnership’s portfolio.

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

MLAI may use quantitative performance criteria, analytical and statistical techniques, market experience, qualitative due diligence and the subjective judgment of MLAI personnel in reviewing and selecting prospective FuturesAccess Funds as Portfolio Funds for the Partnership.  Selecting FuturesAccess Funds for inclusion in the Partnership’s portfolio ultimately involves the subjective evaluation of both quantitative and qualitative factors by MLAI’s personnel.  In evaluating a trading advisor of a FuturesAccess Fund for possible inclusion in the Partnership’s portfolio, MLAI considers a number of factors, which may include, but are not limited to, certain of the following factors:  (i) the type of systematic-based trading strategy implemented and the time frames over which the systems operate; (ii) business acumen, organizational infrastructure and internal controls; (iii) assets under management and track record; (iv) quantitative performance analysis; (v) risk management controls and procedures; (vi) business terms; (vii) conflicts of interest; (viii) the professional background, reputation and experience of a trading advisor’s principals and key personnel; (ix) commitment of the personal assets of a trading advisor’s principals and key personnel to the FuturesAccess Fund; (x) the diversification potential of including the FuturesAccess Fund together with the other FuturesAccess Funds in the Partnership’s portfolio; and (xi) the sophistication and depth of resources committed to ongoing research effort.  MLAI may consider a variety of factors in allocating and reallocating the Partnership’s capital among underlying FuturesAccess Funds, and the list above is illustrative only.

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

During the fiscal year ended December 31, 2012, MLAI did not terminate any of the Trading Advisors.

Portfolio Funds and Trading Advisors

(a) The Partnership currently invests in the following underlying Portfolio Funds which are advised, respectively, by the trading advisors (“Trading Advisors”) as indicated below:

Portfolio Funds	Trading Advisors
Aspect FuturesAccess LLC (the “Aspect Fund”)	Aspect Capital Limited* (“Aspect”)

ML BlueTrend FuturesAccess LLC (the “Bluetrend Fund”)	BlueCrest Capital Management, LLP* (“Bluecrest”)

Man AHL FuturesAccess LLC (the “Man AHL Fund”)	Man AHL (USA) Ltd. (“Man AHL”)

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Transtrend Fund”)	Transtrend B.V. (“Transtrend”)

ML Winton FuturesAccess LLC (the “Winton Fund”)	Winton Capital Management Limited* (“Winton”)

*This Trading Advisor is registered under the Investment Advisors Act of 1940.

(b) The allocation percentages of Trend-Following Futures Fund L.P. investment in the underlying Portfolio Funds as of December 31, 2012 are as follows:

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

Portfolio Funds’ Trading Programs

Portfolio Funds

Aspect Fund

Aspect trades its Diversified Program for the Aspect Fund (the “Aspect Trading Program”).  The Aspect Trading Program applies a systematic and broadly diversified global investment system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aims to achieve long-term diversification.

The Aspect Trading Program employs an automated system to collect process and analyze market data (including current and historical price data) and identify and exploit directional moves in market behavior.  The Aspect Trading Program trades across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to the aggregate signal and are adjusted to control risk.

Generally, the Aspect Trading Program maintains positions in the majority of traded markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

The core objectives of the Aspect Trading Program are to:  produce strong medium-term capital growth; seek and exploit profit opportunities in both rising and falling markets using a quantitative and systematic investment process; seek long-term diversification away from overall movements in traditional bond and stock markets; and minimize risk by operating in a diverse range of markets and sectors using an investment process that adheres to pre-defined and monitored risk limits and determines market exposure in accordance with factors including, but not limited to, market correlation, volatility, liquidity and the cost of market access.

The Aspect Trading Program is not applied by Aspect with any pre-determined preference for any market.  Rather, allocations to strategies and individual markets depend upon an analysis of a range of factors which may include liquidity, correlation and cost of execution.  Allocations are currently made on a long-term average risk basis which takes into account varying levels of market volatility and intra-market correlation.  These allocations are subject to regular review and may change from time to time at Aspect’s discretion.

A fundamental principle of Aspect’s investment approach is the importance of a risk management framework.  Aspect’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, Aspect employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Aspect Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  Additionally, Aspect has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Aspect Trading Program, Aspect may intervene in the risk management framework in extreme market situations where Aspect believes that an intervention may be in the best interests of the Aspect Fund.  In terms of the second stream, Aspect has an Operational Risk Committee which is responsible for managing all operational risk affecting Aspect.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at Aspect, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

Bluetrend Fund

BlueCrest trades its Bluetrend Program for the Bluetrend Fund (the “Bluetrend Trading Program”).  The Bluetrend Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  BlueCrest aims to apply scientific techniques to the analysis and modeling of markets, thereby seeking to deliver reliable trading systems with absolute returns and superior risk and rewards.  The Bluetrend Trading Program trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.

The Bluetrend Trading Program seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development.  The Bluetrend Trading Program’s systematic trading team combines research, model development, implementation and execution functions.  The Bluetrend Fund’s portfolio construction is regularly reviewed with a view to achieving its goal of delivering superior returns while maintaining diversity.

The trading strategy utilized by the Bluetrend Fund is a systematic trading model.  Capital allocation decisions between the models, between the markets within a model and individual buy and sell decisions within such markets are made on a systematic basis using quantitative analysis.

Man AHL Fund

Trading Strategies and Investment Objectives

Man AHL trades its Man AHL Diversified Program (the “Man AHL Trading Program”) for the Man AHL Fund.  The Man AHL Trading Program is engineered to capitalize on movements in a fully diversified portfolio of highly liquid stock index, interest rate, metal, energy and agricultural futures, as well as the OTC dealer and interbank currency market.

Man AHL employs a systematic, statistically based investment strategy that is designed to identify and capitalize on inefficiencies in markets around the world.  The trading systems are quantitative and primarily directional in nature, meaning that investment decisions are entirely driven by mathematical models based on market trends and other historic relationships.  Man AHL invests in a diversified portfolio of instruments which may include futures, options on futures, forward contracts, swaps and other financial derivatives, both on and off exchange.  The underlying interest for these instruments may include, without limitation, stock indices, bonds, currencies, short-term interest rates, energies, metals, and agriculturals.

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

Man AHL’s signals are generated 100% systematically and, as such, the Man AHL Trading Program has no discretionary trading during drawdowns or other time periods.  However, Man AHL may stop trading markets due to decreased liquidity, political unrest or catastrophic events.

Man AHL’s risk management consists primarily of attempting to monitor risk measure and ensuring the systems remain within prescribed limits.  The major risk monitoring measures and focus areas include value-at-risk, stress testing, implied volatility, leverage, margin-to-equity ratios and net exposures to sectors and different currencies.

Transtrend Fund

Transtrend trades its Diversified Trend Program (the “Transtrend Trading Program”) for the Transtrend Fund.

The Transtrend Trading Program trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on regulated markets, such as exchanges, and/or OTC markets.  The instruments that Transtrend trades may also include other derivative, margined instruments, traded on regulated and/or OTC markets.  The Transtrend Trading Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Transtrend Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In the trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations, “synthetics,” of instruments.

While Transtrend generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances Transtrend may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by Transtrend may have a positive or negative impact on the performance of the Fund.

The Transtrend Trading Program may hold positions in different instruments with one or more trading systems.  The simultaneous application of diverging trading systems, each with a positive profit expectancy over the course of time, can contribute to a different timing of both purchase and sale transactions, thus enhancing smoother performance characteristics when compared to a single trading system.  However, the profitability of trading systems, individually or in combination, cannot be guaranteed and the Transtrend Fund may incur substantial losses.

The Transtrend Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  Transtrend will trade the Trading Program - Enhanced Risk Profile (USD) on behalf of the Transtrend Fund.  The Transtrend Trading Program can at any time be net long, short or neutral in any given market.

Once the acceptable portfolio components have been defined for an account, Transtrend determines the relative proportions of all components within the portfolio on the basis of signaled correlation over the course of time, which is re-computed from time to time.  Correlation analysis contributes to the estimation of the risk of coinciding trend reversals at a portfolio level.

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

Winton Fund

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

The Winton Trading Program employs a computer-based system to engage in speculative trading in over 100 international futures, options and forwards markets, as well as certain OTC instruments, which may include F/X and interest rate forward contracts and swaps.

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

Employees

The Partnership has no employees.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Portfolio Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Portfolio Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Portfolio Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Portfolio Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Portfolio Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Portfolio Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Portfolio Fund’s investment risk, but the notional value of these instruments is not included on the Portfolio Fund’s balance sheet.

The vast majority of the net assets of the Portfolio Fund is, and has historically been, held in the form of cash.  The Portfolio Fund’s cash is used in various ways.  It can be:

•                        posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                        pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Portfolio Fund’s custodian or other banking institutions, both in the United States and internationally;

•                        held in securities brokerage accounts maintained with the MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Portfolio Fund’s assets are held in segregated or secured accounts with ML&PF&S.  In general, approximately 10% to 30% of the Portfolio Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Portfolio Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual funds.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Portfolio Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Partnership and the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and the MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Portfolio Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Portfolio Fund’s assets, including as prime brokers.  However, the vast majority of the Portfolio Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Portfolio Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Partnership’s and Portfolio Fund’s “cash assets.”  In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Portfolio Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Portfolio Fund’s cash assets may be held with the Portfolio Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Portfolio Fund’s cash assets to the Portfolio Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Portfolio Fund’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Portfolio Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Portfolio Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Portfolio Fund’s account and is posted to the Portfolio Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the Portfolio Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Portfolio Fund, will have use of Portfolio Fund cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Partnership for the years ended 2012, 2011 and 2010.

	2012		2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Administrative and Filing Fees	—	0.00%	—	0.00%	(163,623)	-0.05%
Wrap Fee	5,972,416	4.05%	8,213,872	4.05%	9,529,851	3.17%
Total	$5,972,416	4.05%	$8,213,872	4.05%	$9,366,228	3.12%

The Partnership’s average month-end Net Assets during 2012, 2011 and 2010 equaled $147,341,659, $202,584,124 and $233,236,597, respectively.

During the years ended December 31, 2012, 2011 and 2010 the Partnership earned $0, $330 and $1,031 in interest income, respectively, or approximately 0.0000%, 0.0002% and 0.0004% respectively, of the Partnership’s average month end Net Assets.

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

Description of Current Charges

The Partnership is subject to the following charges:

Recipient	Nature of Payment	Amount of Payment

Trading Advisors	Performance fees

Each Portfolio Fund pays an annual performance fee to its Trading Advisor, at 15%, 20% or 25% which rate varies among the Portfolio Funds, with respect to the Partnership units in the Portfolio Fund. The Portfolio Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Portfolio Fund as a whole or of specific units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the net asset value, prior to reduction for any accrued performance fee or sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group. The “High Water Mark” equals the highest net asset value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net asset value for purposes of calculating the performance fee does not include any interest income earned by the Portfolio Fund. Except in respect of the Partnership’s units in the Portfolio Fund, some of the Trading Advisors have agreed to share 25% of their respective performance fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Portfolio Fund.

MLPF&S; Other Third Parties	Extraordinary expenses	Actual payments to third parties; none paid to third parties to date.

MLAI	Ongoing offering costs	Actual costs incurred subject to limitation.

MLAI	Wrap Fees	The Partnership pays MLAI, wrap fees in the amount of 4% of the Partnership’s average month end Net Asset Value.

MLPF&S	Initial Sales commissions	In addition to the wrap fee, investors in the Partnership are subject to a onetime upfront sales commission of 0.5%. The sales commissions are deducted from subscription amounts.

Trading Advisors	Management fees

Each Portfolio Fund pays a monthly management fee to the Trading Advisor, at the rate of 1% or 1.5% per annum which varies among the Portfolio Fund, with respect to the Partnership’s units in the Portfolio Fund. Except in respect of the Partnership’s units, the Trading Advisors have agreed to share a portion of their respective management fees with MLAI, at 25% or 50% sharing rates which vary among the Portfolio Funds, in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Portfolio Fund.

MLPF&S	Brokerage commissions

No brokerage commission is charged to investors at the Partnership level, although brokerage commissions are charged at the Portfolio Funds’ level, and investors in the Partnership will be indirectly subject to their pro rata share of such brokerage commissions based on the investment of the Partnership in such underlying Portfolio Funds.

Regulation

The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses. Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—Regulatory Changes Could Restrict the Partnership’s Operations.”

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

Item 1A: Risk Factors

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Partnership or Trading Advisor is not necessarily indicative of how the Partnership or the Trading Advisor may perform in the future.  There can be no assurance that the Partnership will achieve its investment objectives or avoid substantial or total loss.  The Partnership may sustain losses in the future under market conditions in which it achieved gains in the past.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems.  Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies.  The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems.  The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis.  The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading.  The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment.  Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

F/X Forward Trading

The Partnership may trade currencies in the F/X markets (“F/X Markets”), in addition to its trading in the futures markets.  Prospective investors must recognize that the Partnership’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Partnership is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Partnership is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Partnership will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Partnership’s net assets and certain “key person” events.  Any premature termination of the Partnership’s currency forward trades could result in significant losses for the Partnership, because the Partnership may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Partnership expects to meet the amended definition so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant,” it could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Partnership.

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing its Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Portfolio Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

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

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Partnership.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

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

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

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

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Partnership could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets, or that is committed to any particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Dependence on Key Individuals

The success of the Partnership is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Partnership and may result in liquidation of the Partnership which, if made at an inopportune time, may result in losses for the Partnership.

Trading Advisor Risk

The Partnership is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Advisor’s Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than investors in the Partnership.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Partnership’s portfolio and could disadvantage investors in certain circumstances.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Partnership may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, systematic and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing a Trading Advisor from acquiring positions otherwise indicated by its Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Portfolio Fund from promptly liquidating unfavorable positions and subject the Partnership to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by each Trading Advisor are combined for purposes of calculating position limits.  A Trading Advisor could be required to liquidate positions held for the Partnership, or may not be able to fully implement its Trading Program, in order to comply with such limits, even though the positions attributable to the Partnership do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Portfolio Fund to liquidate profitable positions, result in a tracking error between the Portfolio Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Portfolio Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Partnership, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Partnership hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain FuturesAccess Funds is required.  If the aggregation is required in the Partnership’s case, the Trading Advisor may not be able to implement the Trading Program for the Partnership in the same manner as for its other clients, causing the Portfolio Fund to underperform other accounts utilizing the Trading Program, or the

Portfolio Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Portfolio Fund.

Any of the regulations discussed above could adversely affect the Partnership in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisors may trade on futures exchanges outside the United States on behalf of the Partnership.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Partnership has entered into a futures contract.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Partnership is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Partnership assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Partnership’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Partnership or suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Partnership to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

Although the Partnership must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Partnership.  The Partnership also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Partnership’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Partnership’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Partnership maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Partnership might not be fully protected.  Even given proper segregation, the Partnership may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

In addition, if BAC directly or indirectly owns 10% or more of the Partnership, which would typically result from BAC’s providing seed capital to the Partnership to help ensure that the Partnership has enough capital to commence trading activities, the Partnership’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Partnership’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Partnership’s assets on deposit with MLPF&S were not considered customer funds, the Partnership would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Partnership capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Partnership, the Partnership’s assets will not be protected as “customer funds.”

If the Partnership deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Partnership could be a general creditor of the entity even with regard to property specifically traceable to the Partnership’s account.  As a result, the Partnership’s claim would be paid along with the claims of other general creditors and the Partnership would be subject to the loss of its entire deposit with the party.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured under current law through the end of 2012.  Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be ensured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Partnership, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Partnership in a securities brokerage account would far exceed the limit.

Direct Investments.  Partnership investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Partnership makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

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

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Partnership is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisors.  Trades for the Portfolio Funds may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisors trade on behalf of the Portfolio Funds and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

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

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Partnership by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Portfolio Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as “swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Portfolio Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Portfolio Fund, the Trading Advisor, MLAI and/or the Portfolio Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these regulatory requirements could impact the Partnership, the Trading Advisor, or MLAI directly, while others could impact the Partnership, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Portfolio Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Portfolio Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BCHA”), and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Partnership in an aggregate amount such that BAC may be deemed to control the Partnership for purposes of the BHCA, or if BAC is otherwise deemed to control the Partnership for purposes of the BHCA, the Partnership may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Partnership and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Partnership, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Partnership, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minims investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Partnership, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Partnership will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Partnership hold any Units in the Partnership, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Partnership, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Partnership may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Partnership to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Partnership’s net assets, and thus in its equity bases, could make it more difficult for the Partnership to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Partnership to distribute a considerable percentage of its liquid assets, leaving the Partnership’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining investors’ pro rata shares of the Partnership’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Partnership.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Partnership invests and the strategies of the Partnership; and (y) BAC.  Such measures could have a material and adverse effect on the Partnership, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Partnership and thereby the Partnership’s financial condition and liquidity.  The ultimate impact on global markets and the Partnership’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Partnership.

Item 1B: Unresolved Staff Comments

None

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s administrative office is the office of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th Floor, 250 Vesey Street, New York New York 10080).  MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.

(b)           Holders:

As of December 31, 2012, there were 5,273 holders of Units, including MLAI, none of whom owned 5% or more of the Partnership’s Units.

(c)           Distributions:

MLAI has not made, and does not contemplate making, any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph:

Not applicable.

(f)                                   Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S. During 2012, the Partnership issued Units as set forth in the following chart:

	Subscription
	Amount	Units	NAV (1)
Jan-12	$138,591	$756	183.3240
Feb-12	231,713	1,261	183.7531
Mar-12	—	—	185.8545
Apr-12	200,000	1,104	181.1093
May-12	120,000	659	182.0269
Jun-12	15,000	82	185.1992
Jul-12	—	—	176.1164
Aug-12	15,000	82	183.6088
Sep-12	10,000	55	179.9176
Oct-12	10,000	57	175.3381
Nov-12	39,000	233	167.6940
Dec-12	—	—	167.7226
Jan-13	—	—	168.5217
Feb-13	—	—	171.6577

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

	For the Years Ended December 31,
Income Statement Data	2012	2011	2010	2009	2008
Revenues

Trading Profit (Loss):
Realized, net	$10,000,130	$13,782,454	$26,852,630	$15,662,881	$20,765,365
Change in unrealized, net	(15,758,092)	(16,176,418)	4,429,765	(42,120,185)	65,888,978

Total trading profit (loss)	(5,757,962)	(2,393,964)	31,282,395	(26,457,304)	86,654,343

Investment Income:
Interest	—	330	1,031	4,357	10,654

Expenses:
Brokerage commissions	—	—	—	—	—
Administrative and filing fees	—	—	(163,623)	(20,718)	—
Wrap fee	5,972,416	8,213,872	9,529,851	12,143,045	14,868,130
Other expenses	—	—	—	—	361,539

Total expenses	5,972,416	8,213,872	9,366,228	12,122,327	15,229,669

Net Investment Loss	(5,972,416)	(8,213,542)	(9,365,197)	(12,117,970)	(15,219,015)

Net Income (Loss)	$(11,730,378)	$(10,607,506)	$21,917,198	$(38,575,274)	$71,435,328

Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Total Partners’ Capital	$118,738,015	$170,829,040	$227,549,777	$251,923,917	$351,874,508
Net Asset Value per Unit	$168.5217	$183.3240	193.2146	$175.9131	$199.2043

The following selected month-end Net Asset Value per Unit information has been derived from the financial and accounting data of the Partnership:

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	$168.3568	$184.4450	$180.1014	$177.9747	$182.2592	$192.6282	$181.1035	$174.1254	$174.3176	$185.6955	$193.7570	$199.2043
2009	$199.5371	$199.0190	$193.8905	$188.6808	$185.3161	$178.9975	$175.4354	$179.1049	$181.4443	$173.9901	$182.0315	$175.9131
2010	$169.6232	$173.3194	$183.5183	$186.8689	$178.8380	$179.5466	$176.6927	$182.7091	$185.2251	$191.0227	$184.9559	$193.2146
2011	$190.8217	$194.3375	$190.6906	$198.0035	$189.6097	$183.3753	$190.7027	$189.4490	$188.0956	$179.7529	$180.9711	$183.3240
2012	$183.7531	$185.8545	$181.1093	$182.0269	$185.1992	$176.1164	$183.6088	$179.9176	$175.3381	$167.6940	$167.7226	$168.5217

Pursuant to CFTC policy, monthly performance is presented from January 1, 2008, even though the Units were outstanding prior to such date.

ML TREND FOLLOWING FUTURES FUND L.P.

December 31, 2012

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:   $1,717,529,407

Current Capitalization:   $118,738,015

Worst Monthly Drawdown:(2)   (13.89)% (January 2005)

Worst Peak-to-Valley Drawdown:(3)   (47.47)%  (June 2003 — December 2012)

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.24%	(1.24)%	(3.57)%	0.17%	2.52%
February	1.14	1.84	2.18	(0.26)	9.55
March	(2.55)	(1.88)	5.88	(2.70)	(2.35)
April	0.51	3.84	1.83	(2.57)	(1.18)
May	1.74	(4.24)	(4.30)	(1.78)	2.41
June	(4.91)	(3.29)	0.40	(3.42)	5.69
July	4.26	4.00	(1.59)	(1.98)	(5.99)
August	(2.01)	(0.66)	3.41	2.09	(3.85)
September	(2.55)	(0.72)	1.38	1.31	0.11
October	(3.39)	(4.43)	3.13	(4.11)	6.53
November	(0.99)	0.68	(3.18)	4.62	4.34
December	0.47	1.30	4.46	(3.36)	2.81
Compound Annual Rate of Return	(8.07)%	(5.12)%	9.84%	(11.69)%	21.30%

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

December 31, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$174,186	9.45%
Currencies	1,033,655	56.07%
Energy	173,863	9.43%
Interest rates	302,505	16.41%
Metals	(551,304)	-29.90%
Stock indices	710,710	38.54%

Total	$1,843,615	100.00%

While there can be no assurance that the Portfolio Funds will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Portfolio Funds and consequently the Fund.

Results of Operations/Performance Summary

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2012

Total Trading Profit (Loss)
ML Winton FuturesAccess LLC	$(1,252,467)
Aspect FuturesAccess LLC	(2,759,516)
ML Transtrend DTP Enhanced FuturesAccess LLC	421,627
ML Bluetrend FuturesAccess LLC	60,564
Man AHL FuturesAccess LLC	(2,228,170)

$(5,757,962)

The Partnership experienced a net trading loss for the year ended December 31, 2012 of $5,757,962.

Coming into March, the Partnership continued to be long most markets and asset classes. In equity indices, the year started with a strong rally that spanned several global equity markets. Following strong up moves in both January and February, the Portfolio Funds built up large long equity index positions across several geographies. These positions tended to be the biggest in the U.S. and Europe, with somewhat smaller long positions in Japan and Asia. Commodities represented another significant risk allocation. The Portfolio Funds tended to have large long positions in oil and oil products as well as precious metals and short positions in natural gas. In crops, grains and industrial metals, positions were close to neutral, with longs and short balancing each other. Within currencies, a few large positions dominated, including shorts in the euro and longs in the Australian dollar. In other currencies, the Portfolio Funds generally had small long exposure. Finally, Fixed income exposure was on the long side, in both rates and bonds. This positioning produced negative results in March and the Partnership swung from positive performance in the first two months to being negative for the quarter. March saw reversals in many markets and the Portfolio Funds posted losses as a result. The biggest reversals came mid-month in the bonds sector. With the U.S. Federal Reserve raising its U.S. economic outlook, bonds sold off globally. Given that the Portfolio Funds had large long positions, they suffered losses and moved to cut positions. Currencies also saw losses. Foreign currencies generally depreciated against the U.S. dollar following good economic numbers in the U.S. The euro, where the Portfolio Funds were short, which ended March slightly higher, adding to losses and profits in equity indices. The Portfolio Funds had large long positions in U.S. and Asian indices which proved profitable. European indices generally fell in March due to the negative impact from the debt crisis and recessions, offsetting some profits and commodities generally proved profitable. Short natural gas positions made money when the price of natural gas fell over -20%. There were some profits in industrial metals and agricultural markets from short positions.

The Partnership started the second quarter long risk assets and long fixed income. April and May were positive months, thanks to strong gains in fixed income, small gains in currencies and relatively smaller losses in equity indices and commodities. The Portfolio Funds repositioned their portfolios during these two months to match the prevailing investment environment, shorting risk assets and increasing long positions in fixed income. June saw reversals in every asset class causing significant losses across asset classes that erased the gains from April and May. In fixed income, the Portfolio Funds started the second quarter long most markets. As the economic outlook began to deteriorate in April, yields started to head lower. In response, Portfolio Funds pushed their bets by adding to their long positions, resulting in strong gains as yields continued to make new lows. Gains were especially strong in May, as many fixed income markets reached new lows in yields. June saw a slight give back of these profits as yields backed-up due to improving sentiment. As a result of strong upward trends in the first quarter, the Portfolio Funds were positioned long equities in several geographies. In April, global equity indices were down, driven by growing debt related concerns in Europe as well as signs of slowing in various economies. These downward moves continued during May, accelerating in many markets. As the Portfolio Funds posted losses, they started to reduce their long positions. Given that most trend-followers in the Partnership use medium- to long-term signals, their reaction to reversals is not immediate and it takes some time to fully switch direction. It was not until late May that most Portfolio Funds had finally exited most of their losing long positions and to go short. In June, equities recovered some, just as the Portfolio Funds had established short positioning, adding to losses in this asset class. Commodities suffered losses as well and followed a similar path as equity indices. The Portfolio Funds started the second quarter with a long bias. The big reversals in May caused losses and the Portfolio Funds spent the month repositioning for a new bearish environment. As the markets recovered in June, the Portfolio Funds sustained further losses on the newly initiated short positions. The biggest losses came in May from long positions in oil, metals and agricultural markets. Smaller losses were sustained in June in a choppy market environment.  Foreign exchange trading was also unprofitable. Starting the quarter, exposure to currencies was relatively low. In May, as the U.S. dollar rallied in a safe-haven play, Portfolio Funds adopted a long bias. Initially, this served the Portfolio Funds well in May as several currencies depreciated against the U.S. dollar. However, June saw a reversal as the European Union moved in a positive direction. As risk seeking returned to markets, the euro rallied against the U.S. dollar. The Portfolio Funds had accumulated sizeable euro shorts in May, as it had exhibited a strong downward trend. With most currencies rallying against the U.S. dollar in June, losses were sustained. The asset class as a whole ended the quarter with negative performance, primarily due to euro losses.

The Partnership started the third quarter with a bearish, risk-off posture. Overall exposure levels were moderate and the largest exposures were in long fixed income positions.  In foreign exchange, short positions in the euro were the dominant exposure.  Other foreign exchange exposure included small shorts in the Canadian dollar, British pound, and Swiss franc and small long positions in the Japanese yen and Australian dollar.  Equity exposure was short biased.  Net long positions in the U.S. were offset by net short positions in Europe and Asia.  Commodity exposure was short biased in most sectors except grains.    Fixed income was the largest exposure and best performing asset class during the third quarter.  Within fixed income, the most common exposures and largest contributors to performance were long positions. In July, long positions in both bonds and shorter term interest rates were profitable. As yields backed-up later in the third quarter, long bond positions resulted in losses in both August and September.  On the whole, gains in this sector were still greater than losses, but the retracement in August and September were costly.  The Partnership remained long biased throughout the quarter, but the size of positions was reduced as reversals made this a more challenging sector to trade.  Equities, on the other hand, offered a very different exposure and return profile.  The Partnership came into the quarter with limited equity exposure and a net short bias. While fixed income exposure was reduced over the course of the quarter, equity exposure increased in response to accommodative Central Bank policy.  The Portfolio Funds moved to a net long bias over the third quarter and equities generated gains in September.  Foreign exchange was another positive contributor to performance early in the quarter that suffered losses on the heels of reversals later in the quarter.  Within foreign exchange, the most common trade was short positions in the euro.  These trades were positive contributors in July, but incurred losses in August in connection with European Central Bank President Draghi’s comment “to do whatever it takes to preserve the euro” propelled the single currency higher.   Short euro positions were one of the largest detractors in August. By the third quarter’s end, short euro positions still remained in the portfolio, but they had been significantly reduced.  Commodity trading positively contributed to performance in July, but the sector had the greatest impact on the Partnership in September.  During that month a series of reversals resulted in sizeable losses.  While long positions in precious metals generated gains as the U.S. Fed’s QE3 and the European Central Bank’s Outright Monetary Transactions program fueled currency debasement concerns, the

Partnership experienced losses in other sectors.  Long positions in oil were hurt by September’s sell-off.  Conversely, short positions in natural gas were hurt by rising prices in that sector.  Short positions in industrial metals suffered losses as accommodative central bank policy diminished global growth concerns.  Finally, long positions in grains which had been profitable earlier in the quarter were hurt as signs that the U.S. harvest might be better than originally expected resulted in a steep retracement.

The Partnership started the fourth quarter positioned long most markets and asset classes. Choppiness in fixed income and commodities resulted in losses and those positions were reduced. The Portfolio Funds continue to be long fixed income, but in smaller size. In commodities, the Portfolio Funds were still net long metals and oil markets, but have switched to a net short posture in grains, crops and natural gas. Positions are smaller across the board. Since equities and FX were the winning asset classes in the fourth quarter, the Portfolio Fund increased their long exposures to both. The Japanese yen is the exception, where the Portfolio Funds are short the Japanese yen coming into 2013.  Coming into October, the Partnership was positioned long in most sectors and markets. Many  markets trended lower as the International Monetary Fund (IMF) cut its growth forecasts for most developed economies. In addition, the U.S. Federal Reserve’s (Fed) comment on the strains in the world economy as well as disappointing third-quarter corporate earnings in the U.S. added to the negative sentiment. Even as risk assets sold off and the dollar strengthened, there was no significant flight to safety. Risk appetite rebounded in November, but erratic price action in commodities caused losses. In December, commodities were still choppy, but gains from rising equities and currencies generated sufficient profits for a positive month. Commodities were the worst-performing asset class as a poor trading environment caused losses in each month during the quarter. Small-scale reversals in grains, energy markets such as oil and natural gas, precious metals and industrial metals all caused losses where no sector was profitable. In response to the difficult trading environment, managers reduced risk over the course of the quarter. In fixed income, the Portfolio Funds were positioned long almost all markets. Yields generally bottomed mid-summer and have moved sideways in the second half of the year. Since yields moved in tight range, it resulted in mixed performance with some months showing gains and some months showing losses. There had not been a big reversal so the Portfolio Funds had not yet shifted direction, but they have reduced risk and position sizes given the choppiness. In the fourth quarter, yields were up initially, then down, then up again to generally end the quarter higher. As a result, long positions saw losses and fixed income was a negative contributor to performance. Despite the choppiness seen in commodities and fixed income, the fourth quarter was generally characterized by risk seeking. In this environment, equity indices rallied while the U.S. dollar weakened, especially toward year end. In addition, political and policy developments in Japan led to a declining yen and sharply higher equity prices. The Portfolio Funds generally made money by being long equity indices and foreign currencies against the U.S. dollar, with the exception of the yen where many Portfolio Funds had profitable short positions. Overall, the losses in commodities, and to a lesser extent fixed income, dominated the attribution profile of trend-followers in the fourth quarter. Gains in equity indices and currencies were insufficient to make up for these losses.

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

The Partnership posted profits for the third quarter. The Portfolio Funds posted losses to the Partnership at the beginning of the third quarter as performance was quite mixed among trading advisors, following a difficult May and June. The only significant and consistent exposure was that all of the trading advisors had long positions fixed income. This was a result of a long term down trend in yields across the board. In July, yields generally continued their downward trend. This meant that both short term interest rates contracts and bond futures appreciated in value, generating profits for the trading advisors who had long positions in these contracts. In addition, equities showed some volatility intra month, but ended July higher. The trading advisors generally benefited from these moves as they still had long positions in equity indices remaining despite the reversals from May and June. The gains from fixed income were healthy, but equity indices contributed little to performance given a relatively smaller risk allocation. Currencies and commodities detracted from performance. European currencies broke the trend and moved up during July as concerns relating to European growth and bank health subsided. This caused losses to short positions in those currencies. Gold fell in July and wheat rose due to supply and weather concerns. Since these were significant commodity exposures for most of the trading advisors, the Portfolio Funds posted losses. The best performing trading advisor was Bluetrend due to long positions in equity and energy allocations where the trend was up. Most of the other trading advisors were closer to being neutral in both sectors. Winton had been the best performer coming into the second half of the year, but incurred losses in July. Winton’s loss was larger than several other trend followers due to its long positions in gold, short positions in grains and short euro positions. The Portfolio Funds posted profits to the Partnership in the middle of the third quarter. May, June and July were generally characterized by reversals and choppiness in all asset classes except fixed income. As a result, coming into August, the Partnership’s main exposure was to be long fixed income. This positioning did very well as yields continue their long term down trend during the month. With risk aversion the dominant sentiment in August, fixed income yields moved significantly lower across the curve, benefiting the trading advisors with long exposure. An absence of trends in equities, currencies and commodities meant that risk in those asset classes was not very significant. The main exposures in those sectors were small long positions in equity indices, small short positions in the euro against long positions in most other major currencies, and relatively neutral positions in commodities (short positions in natural gas, long positions in oil, metals and agricultural). These positions came in flat during August. The short positions in euro and natural gas and long positions in metals resulted in profits posted to the Partnership.  However, long positions in equities, oil and FX lost money. Having little risk in these sectors meant that gains and losses were small, and they generally canceled each other out. Aspect was the best performing trading advisor due to its risk allocation to fixed income was greater than the other Portfolio Funds. Bluetrend posted losses in August due to its long positioning in commodities and equities, offsetting profits from fixed income. The Portfolio Funds posted profits to the Partnership at the end of the third quarter. Coming into August, the Partnership’s main exposure was to be long fixed income and that positioning performed well as yields generally continued their long term down trend during the month. In September, a similar positioning produced good results, but for different reasons. Fixed income was the dominant exposure for most trading advisors at the start of September as yields initially moved higher. This was due to improving investor optimism, following strong manufacturing numbers out of China and the United States. Then mid-month, the Federal Reserve talked about the possibility of a further round of quantitative easing. Yields reversed, ending the month close to where they started, and the Portfolio Funds recouped most of their losses from earlier in the month. They also profited from long positions in equity indices, as global equity markets had a strong month. In commodities, long positions in precious metals and agricultural gained as up trends continued. In currencies, overall short positions in the U.S. dollar generated profits and lost money in fixed income.

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

The Partnership’s wrap fees are a constant percentage of the Partnership’s assets.

Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits.  Most of the contracts traded by the Portfolio Funds are highly liquid and can be closed out at any time.

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

Investors in the Partnership generally may redeem any or all of their Units at Net Asset Value, effective as of the last day of any calendar month, upon providing notice at least 10 calendar days prior to month-end.

As a commodity pool, the Partnership maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Portfolio Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the sponsor of the Portfolio Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the respective Trading Advisors would determine, in its discretion which investments should be liquidated.

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

Aspect Class DT (3)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$475,286	1.66%	$763,070	$250,250
Energy	456,164	1.59%	993,427	84,730
Interest Rates	455,166	1.59%	756,047	229,124
Metals	118,397	0.41%	212,559	23,804
Stock Indices	733,143	2.56%	1,159,514	74,353
Currencies	119,625	0.42%	392,379	7,486

TOTAL	$2,357,781	8.23%	$4,276,996	$669,747

(3) Average Capitalization of Aspect Class DT is $28,642,684.

Aspect Class DT (3)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$127,385	0.31%	$315,939	$2,739
Energy	807,921	1.99%	1,041,005	561,562
Interest Rates	544,087	1.34%	1,307,011	8,213
Metals	162,308	0.40%	316,789	3,404
Stock Indices	276,055	0.68%	432,556	171,459
Currencies	458,007	1.13%	746,978	93,830

TOTAL	$2,375,763	5.85%	$4,160,278	$841,207

(3) Average Capitalization of Aspect Class DT is $40,515,605.

Bluetrend Class DT (2)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$212,993	0.72%	$525,461	$50,153
Energy	420,335	1.43%	1,036,050	98,895
Interest Rates	856,697	2.91%	2,600,938	70,695
Metals	312,268	1.06%	521,882	62,484
Stock Indices	583,546	1.98%	1,488,270	10,396
Currencies	805,787	2.74%	1,726,154	36,791

TOTAL	$3,191,626	10.84%	$7,898,755	$329,414

(2) Average capitalization of Bluetrend Class DT is $29,416,392.

Bluetrend Class DT (2)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$317,209	0.78%	$791,188	$8,797
Energy	388,614	0.96%	679,337	184,503
Interest Rates	581,197	1.43%	2,095,138	88,269
Metals	658,046	1.62%	2,114,448	5,211
Stock Indices	887,778	2.19%	1,838,392	212,486
Currencies	695,346	1.71%	1,396,347	97,922

TOTAL	$3,528,190	8.69%	$8,914,850	$597,188

(2) Average capitalization of Bluetrend Class DT is $40,614,762.

Transtrend Class DT (1)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$462,737	1.62%	$756,671	$21,338
Energy	1,047,809	3.66%	1,852,797	16,426
Interest Rates	349,862	1.22%	899,455	55,079
Metals	507,930	1.77%	853,021	256,730
Stock Indices	659,781	2.30%	1,592,143	130,200
Currencies	254,910	0.89%	464,340	110,700

TOTAL	$3,283,029	11.46%	$6,418,427	$590,473

(1) Average capitalization of Transtrend Class DT is $28,652,110.

Transtrend Class DT (1)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$391,046	0.96%	$809,222	$110,762
Energy	611,134	1.50%	1,514,627	176,816
Interest Rates	412,847	1.02%	936,779	54,043
Metals	776,272	1.91%	1,709,636	266,081
Stock Indices	554,159	1.36%	1,433,785	22,435
Currencies	760,480	1.87%	1,897,120	72,325

TOTAL	$3,505,938	8.62%	$8,301,169	$702,462

(1) Average capitalization of Transtrend Class DT is $40,647,298.

Winton Class DT (5)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$119,721	0.42%	$219,597	$18,823
Energy	94,453	0.33%	224,129	3,023
Interest Rates	537,285	1.87%	1,099,720	73,139
Metals	260,286	0.91%	416,960	116,687
Stock Indices	454,462	1.59%	880,445	121,245
Currencies	302,071	1.05%	516,641	57,873

TOTAL	$1,768,278	6.17%	$3,357,492	$390,790

(5) Average capitalization of Winton Class DT is $28,659,254.

Winton Class DT (5)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$152,033	0.38%	$307,363	$62,259
Energy	244,791	0.60%	387,934	93,416
Interest Rates	213,658	0.53%	513,317	12,160
Metals	307,998	0.76%	513,700	64,638
Stock Indices	255,691	0.63%	496,934	70,043
Currencies	425,114	1.05%	914,469	71,684

TOTAL	$1,599,285	3.95%	$3,133,717	$374,200

(5) Average capitalization of Winton Class DT is $40,515,581

Man AHL LLC Class DT (4)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$195,095	0.66%	$452,001	$20,688
Energy	189,578	0.64%	421,472	55,034
Interest Rates	649,470	2.21%	1,021,157	308,165
Metals	343,041	1.17%	631,306	16,827
Stock Indices	563,028	1.91%	911,951	153,450
Currencies	650,394	2.21%	1,608,153	96,511

TOTAL	$2,590,606	8.80%	$5,046,040	$650,675

(4) Average capitalization of Man AHL LLC Class DT is $29,410,217.

Man AHL LLC Class DT (4)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$143,677	0.36%	$305,619	$36,415
Energy	917,869	2.27%	1,583,976	419,529
Interest Rates	350,086	0.87%	615,304	70,589
Metals	257,820	0.64%	565,745	83,823
Stock Indices	110,278	0.27%	282,525	596
Currencies	434,086	1.07%	852,606	160,549

TOTAL	$2,213,816	5.48%	$4,205,775	$771,501

(4) Average capitalization of Man AHL LLC Class DT is $40,468,467.

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

The Portfolio Funds also have non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Item 8:        Financial Statements and Supplementary Data

Net Income by Quarter

Eight Quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011	2011	2011	2011
Total Income (Loss)	$(4,022,521)	$1,010,275	$(2,493,658)	$(252,058)	$(3,164,009)	$7,141,636	$(5,713,713)	$(657,548)
Total Expenses	1,265,309	1,454,943	1,560,137	1,692,027	1,855,609	2,012,518	2,105,330	2,240,415
Net Income (Loss)	$(5,287,830)	$(444,668)	$(4,053,795)	$(1,944,085)	$(5,019,618)	$5,129,118	$(7,819,043)	$(2,897,963)

Net Income (Loss) per weighted average Unit (a)	$(7.0431)	$(0.5510)	$(4.7231)	$(2.1164)	$(4.9216)	$4.8439	$(7.0952)	$(2.4920)

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

Item 9:        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Partnership, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15D-15(e)  under the Securities Exchange Act) with respect to the Partnership as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Partnership’s management assessed the effectiveness of the Partnerships’ internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Partnership’s management concluded that at December 31, 2012, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a- 15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited partnership, the Partnership has no officers or directors and is managed by MLAI.  Trading decisions are made by the Trading Advisors on behalf of the Portfolio Funds.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.  Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $1,517.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner interests or limited liability company interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012 were timely and correctly made.

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

Item 11:  Executive Compensation

The managers and officers of MLAI are remunerated by MLAI in their respective positions.  The Partnership does not have any officers, managers or employees.  The Partnership pays wrap fees to MLAI.  The Portfolio Funds pay brokerage commissions to BAC affiliates.  MLAI or BAC affiliates may also receive certain economic benefits from holding certain of the Portfolio Fund’s U.S. dollar Available Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by its general partner, MLAI).

(b)                                 Security Ownership of Management:

As of December 31, 2012, MLAI owned 9 Unit-equivalent general partnership interests, which was 0.00% of the total Units outstanding and the principals of MLAI did not own any Units. No partner holder owns 5% or more of the Fund’s Partnership Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions and Director Independence

(a)                                 Transactions between BAC and the Partnership

Many of the primary service providers to the Partnership and Portfolio Funds are BAC affiliates, including MLPF&S and MLIB.  The fees paid by the Partnership and Portfolio Funds to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Portfolio Funds pay BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC. The Partnership The Partnership pays MLAI wrap fees.  Also the Portfolio Funds pay MLAI sponsor fees and management fees, and some Portfolio Funds pay MLAI performance fee.

The Portfolio Funds maintain cash, collateral and margin balances with MLFP&S and MLIB, providing these BAC affiliates funding benefits from possession of the Portfolio Fund’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Partnership.

MLAI pays trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership

(b)                                 Director Independence

No person who served as a manager of MLAI during 2012 would be considered independent (based on the definition of an independent director under the NASDAQ rules).

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the partnership for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $163,000 and $162,750 respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2012 and 2011 related to the Partnership.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Partnership in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

Page
1. Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	3

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2012 and 2011	4

Statements of Operations for the years ended December 31, 2012, 2011 and 2010	5

Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011 and 2010	6

Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	7

Notes to Financial Statements	8

2. Financial Statement Schedules:

(a) Financial Statements of Aspect FuturesAccess LLC

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

Notes to Financial Statements	9

(b) Financial Statements of ML Bluetrend FuturesAccess LLC

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

Notes to Financial Statements	9

(c) Financial Statements of Man AHL FuturesAccess LLC

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the years ended December 31, 2012 and 2011 and for the period August 1, 2010 (commencement of operations) to December 31, 2010	3

Statements of Changes in Members’ Capital for the years ended December 31, 2012 and 2011 and for the period August 1, 2010 (commencement of operations) to December 31, 2010	4

Financial Data Highlights for the years ended December 31, 2012 and 2011 and for the period ended August 1, 2010 (commencement of operations) to December 31, 2010	6

Notes to Financial Statements	9

(d) Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

Notes to Financial Statements	9

(e) Financial Statements of ML Winton FuturesAccess LLC

Report of Independent Registered Public Accounting Firm	1

Financial Statements

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

Notes to Financial Statements	9

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Limited Partnership of ML Trend-Following Futures Fund L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01(i) contained in the registrant’s Report on Form 8-K filed on August 13, 2007.

3.02	Tenth Amended and Restated Limited Partnership Agreement of ML Trend-Following Futures Fund L.P.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on May 4, 2012.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Aspect FuturesAccess LLC

13.03	Financial Statements of ML Bluetrend FuturesAccess LLC

13.04	Financial Statements of Man AHL FuturesAccess LLC

13.05	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.06	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 13.01, Exhibit 13.02, Exhibit 13.03, Exhibit 13.04 and Exhibit 13.05:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

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

ML TREND-FOLLOWING FUTURES FUND L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, GENERAL PARTNER

By:	/s/ Deann Morgan
Deann Morgan

Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TREND-FOLLOWING FUTURES FUND L.P.

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit 13.01	Registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Aspect FuturesAccess Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.03	ML Bluetrend FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.04

Man AHL FuturesAccess LLC Financial Statements as of and for the year ended December 31, 2012 and 2011 and the period August 1, 2010 (Commencement of Operations) to December 31, 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.05	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.06	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02    Rule 13a — 14(a) / 15d — 14(a) Certifications

Exhibit 32.01 and 32.02    Sections 1350 Certifications

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.