Form 10-Q
period 2013-03-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2013-05-15
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, 648,817 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS:
Cash	$348,695	$347,871
Investments in Portfolio Funds (cost $90,868,138 for 2013 and cost $99,498,961 for 2012)	111,118,164	118,389,845
Due from Portfolio Funds	4,604,088	4,494,805

TOTAL ASSETS	$116,070,947	$123,232,521

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$386,901	$410,773
Redemptions payable	4,216,937	4,083,733

Total liabilities	4,603,838	4,494,506

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,546	1,517
Limited Partners (648,808 Units and 704,577 Units)	111,465,563	118,736,498

Total partners’ capital	111,467,109	118,738,015

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$116,070,947	$123,232,521

NET ASSET VALUE PER UNIT
(Based on 648,817 and 704,586 Units outstanding; unlimited Units authorized)	$171.8005	$168.5217

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$2,066,385	$2,997,022
Change in unrealized, net	1,359,142	(3,249,080)
Total trading profit (loss), net	3,425,527	(252,058)

EXPENSES:
Wrap fee	1,181,722	1,692,027
Total expenses	1,181,722	1,692,027

NET INVESTMENT INCOME (LOSS)	(1,181,722)	(1,692,027)

NET PROFIT (LOSS)	$2,243,805	$(1,944,085)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	$690,241	918,561

Net income (loss) per weighted average General Partner and Limited Partner Unit	$3.25	$(2.12)

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	931,842	$1,650	$170,827,390	$170,829,040

Subscriptions	2,017	—	370,304	370,304

Net Profit (Loss)	—	(20)	(1,944,065)	(1,944,085)

Redemptions	(56,070)	—	(10,279,500)	(10,279,500)

PARTNERS’ CAPITAL, March 31, 2012	877,789	$1,630	$158,974,129	$158,975,759

PARTNERS’ CAPITAL, December 31, 2012	704,586	$1,517	$118,736,498	$118,738,015

Subscriptions	220	—	37,000	37,000

Net Profit (Loss)	—	29	2,243,776	2,243,805

Redemptions	(55,989)	—	(9,551,711)	(9,551,711)

PARTNERS’ CAPITAL, March 31, 2013	648,817	$1,546	$111,465,563	$111,467,109

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Per Unit Operating Performance:

Net asset value, beginning of period	$168.5217	$183.3240

Net Realized and net unrealized change in trading profit (loss)	4.9908	(0.3730)
Interest income, net (3)	—	—
Expenses (1)	(1.7120)	(1.8417)

Net asset value, end of period	$171.8005	$181.1093

Total Return: (2)

Total return	1.95%	-1.21%

Ratios to Average Net Assets: (1)

Expenses	1.01%	1.00%

Net investment profit (loss)	-1.01%	-1.00%

(1) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(2) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

(3) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner” or “Sponsor”), the sponsor and general partner of the Partnership, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are five Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the exclusive futures clearing broker for the Portfolio Funds.  The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.  The Royal Bank of Scotland Plc acts as the primary OTC prime broker for one of the Portfolio Funds, Man AHL FuturesAccess LLC, only in respect of precious metals OTC forward transactions, which are not expected to exceed 5% of the overall risk of Man AHL FuturesAccess LLC.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of March 31, 2013 and December 31, 2012 and the results of its operations for the three month period ended March 31, 2013 and 2012. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Revision

During the quarter, the Partnership identified that it miscalculated its net investment income ratio during the quarters from 2009 through first quarter 2012.   However, this miscalculation did not affect the Partnership’s annual reports.  The Partnership had been showing net income over average assets rather than the applicable net investment income over average assets.  As a result, the 2012 presentation of the net investment income ratio has been revised here to show the appropriate ratio.

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five funds in which the Partnership is invested in as of March 31, 2013 are; Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Man AHL FuturesAccess LLC (“Man”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

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

The details of investments in Portfolio Funds at and for the period ended March 31, 2013 are as follows:

March 31, 2013

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 3/31/13	Management Fee	Performance Fee	Redemptions Permitted
Winton	$22,223,633	19.94%	$951,709	$14,341,275	$(88,759)	$(4,173)	Semi -Monthly
Aspect	22,223,632	19.94%	452,603	16,957,855	(88,431)	—	Semi -Monthly
Transtrend	22,223,633	19.94%	78,999	17,124,145	(58,509)	—	Semi -Monthly
Bluetrend	22,223,634	19.94%	1,075,291	18,414,485	(59,596)	(207,960)	Monthly
Man	22,223,632	19.94%	866,925	24,030,378	(59,113)	—	Monthly

Total Investment in Portfolio Funds at fair value	$111,118,164	99.70%	$3,425,527	$90,868,138	$(354,408)	$(212,133)

The details of investments in Portfolio Funds at and for the year ended December 31, 2012 are as follows:

December 31, 2012

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/12	Management Fee	Performance Fee	Redemptions Permitted
Winton	$23,677,969	19.94%	$(1,252,467)	$15,896,089	$(447,194)	$(519)	Semi -Monthly
Aspect	23,677,968	19.94%	(2,759,516)	18,338,732	(446,670)	(15,340)	Semi -Monthly
Transtrend	23,677,970	19.94%	421,627	18,172,896	(300,227)	(37,953)	Semi -Monthly
Bluetrend	23,677,970	19.94%	60,564	20,519,264	(299,709)	(57,205)	Monthly
Man	23,677,968	19.94%	(2,228,170)	26,571,980	(297,337)	—	Monthly

Total Investment in Portfolio Funds at fair value	$118,389,845	99.70%	$(5,757,962)	$99,498,961	$(1,791,137)	$(111,017)

These investments are recorded at fair value. In accordance with Regulation S-X, a prescribed regulation by the Securities and Exchange Commission, there are specific formats and contents of financial reports. The following is summarized financial information for each of the Portfolio Funds:

	As of March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Winton	$1,125,138,224	$17,503,069	$1,107,635,155
Aspect	268,983,680	7,838,991	261,144,689
Transtrend	143,353,303	4,488,164	138,865,139
Bluetrend	172,441,981	5,858,614	166,583,367
Man	33,987,669	2,585,560	31,402,109

Total	$1,743,904,857	$38,274,398	$1,705,630,459

	As of December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Winton	$1,111,588,919	$19,201,742	$1,092,387,177
Aspect	279,441,442	7,200,449	272,240,993
Transtrend	154,050,850	4,998,418	149,052,432
Bluetrend	177,358,085	7,053,649	170,304,436
Man	35,278,824	1,853,473	33,425,351

Total	$1,757,718,120	$40,307,731	$1,717,410,389

	For the three months ended March 31, 2013
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$1,065,838	$(8,283)	$(105,846)	$951,709
Aspect	581,826	(18,715)	(110,508)	452,603
Transtrend	200,782	(40,154)	(81,629)	78,999
Bluetrend	1,384,321	(25,420)	(283,610)	1,075,291
Man	1,065,778	(43,935)	(154,918)	866,925

Total	$4,298,545	$(136,507)	$(736,511)	$3,425,527

	For the three months ended March 31, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(217,646)	$(10,151)	$(139,336)	$(367,133)
Aspect	732,001	(21,417)	(233,256)	477,328
Transtrend	1,215,324	(44,300)	(109,333)	1,061,691
Bluetrend	(255,229)	(32,793)	(115,914)	(403,936)
Man	(830,622)	(21,836)	(167,549)	(1,020,007)

Total	$643,828	$(130,497)	$(765,388)	$(252,057)

3.              FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). Purchase and sale of investments are recorded on a trade date basis. Realized profits and losses on investments are recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Partnership does not adjust the quoted price for these investments even in situations where the Partnership holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

Although there are monthly transactions in these Portfolio Funds interests, the NAV’s are materially based on portfolios of Level I and Level II assets and liabilities for which the Portfolio Funds have transparency.  As such, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from Level II during the three month period ended March 31, 2013.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2013	$111,118,164	$—	$111,118,164	$—
December 31, 2012	$118,389,845	$—	$118,389,845	$—

4.              MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Partnership has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Funds’ net unrealized profit (loss) on such derivative instruments as reflected in the Portfolio Funds’ Statement(s) of Financial Condition.  The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases none) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Portfolio Funds’ Statements of Financial Condition.

MLAI, as sponsor of the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Portfolio Funds.

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their clearingbroker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Partnership.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Partnership’s net assets and the fee is payable monthly in arrears. The Registrar and Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for the three months ended March 31, 2013 are paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee.

Interest and wrap fees as presented on the Statements of Operations are all received from or paid to related parties.

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

The Partnership calculates the Net Asset Value per Unit as of the last business day of each month (each, a “Calculation Date”). The Partnership’s “Net Asset Value” as of any Calculation Date generally equals the value of the Partnership’s interests in the Portfolio Funds as of such date plus any other assets held by the Partnership, minus accrued Sponsor wrap fees and all other liabilities of the Partnership.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2012	$183.7531	$185.8545	$181.1093
2013	$171.6601	$168.4627	$171.8005

Liquidity and Capital Resources

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

For the three months ended March 31, 2013 Partnership capital decreased 6.12% from $118,738,015 to $111,467,109.  This decrease was attributable to the net profit from operations of $2,243,805, coupled with the redemption of 55,989 Redeemable Units resulting in an outflow of $9,551,711. The cash outflow was offset with cash inflow of $37,000 due to subscriptions of 220 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2013:

March 31, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$251,046	10.98%
Currencies	(175,489)	-7.67%
Energy	17,919	0.78%
Interest rates	1,756,786	76.81%
Metals	222,506	9.73%
Stock indices	214,374	9.37%

Total	$2,287,142	100.00%

The Partnership experienced a net trading profit for the first quarter ended March 31, 2013 of $3,425,527.

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolio held, through the Partnership’s Portfolio Funds.  References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

The Partnership started the year with a long bias in both risk assets and fixed income. The only meaningful short exposures were in the Japanese yen, natural gas, grains and soft commodities.  This posture shifted partially over the course of the first quarter. The biggest changes took place in currencies and commodities. These two asset classes were most affected by rising risk aversion in February and March. The portfolio got short many foreign currencies as well as metals and livestock. The only market where the shift went the other way was natural gas, as the Portfolio Funds adopted a long posture as prices rose sharply in March.

Equity indices drove performance. The Portfolio Funds came into the year with long positions across geographies given that stock prices have generally been rising since the summer of 2012. With the fiscal cliff issue resolved in the early days of the first quarter, markets continued to rise, even picking up some momentum. Gains came from diverse positions during January. In February and March, there was some divergence in markets, with U.S. and Japanese equities continuing to rise while those in Europe and China saw some downward moves due to inconclusive elections in Italy, a banking crisis in Cyprus and signs of slowing growth in China. Despite this divergence, the asset class was positive each month of the quarter.

Currencies also contributed positively to performance over the first quarter. At the start of the year, the Portfolio Funds had long positions in most foreign currencies, balanced by significant short exposure in the Japanese yen. This positioning performed positively in January given a pro-risk investment environment. In February, risk aversion returned to markets to some extent. A contracting euro-zone economy coupled with Italian elections where no single group of parties won enough votes to form a coalition government disrupted the stability for the continent. Many foreign currencies depreciated against the U.S. dollar and the Portfolio Funds generally adopted a short posture. The general trend of a strong U.S. dollar continued into March. At this point, the Portfolio Funds were decidedly long the U.S. dollar and generally made back the February losses. Overall, the asset class was positive for the quarter. Short yen positions performed best, generating gains each month of the quarter.

In fixed income, the Portfolio Funds had long positions throughout the first quarter resulting in losses. In January, these positions lost money. Risk assets were rallying while fixed income was selling off. Many even questioned whether a new period of rising interest rates was already upon us. These worries turned out to be premature as problems in Europe led to a renewed push into fixed income. Yields came back down and the Portfolio Funds made back some, though not all, of their January losses during February and March.

Commodities also performed poorly. Coming into the first quarter, the Portfolio Funds had long exposure in the oil complex and metals coupled with short exposure in natural gas and agricultural markets. Many commodities initially rallied, generating some gains. That changed in February as markets generally fell due to slowing growth and the potential for less demand from China as well as from a contracting Europe. These moves hurt the Portfolio Funds. The Portfolio Funds generally adopted a short posture in all sectors except for oil.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for   months ended March 31, 2013 and 2012.

Aspect Class DT (3)	March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$433,470	1.88%	$505,356	$383,205
Energy	235,668	1.02%	274,750	208,340
Interest Rates	411,938	1.79%	480,253	364,170
Metals	414,750	1.80%	483,532	366,656
Stock Indices	152,966	0.66%	178,333	135,228
Currencies	507,917	2.20%	592,149	449,019

TOTAL	$2,156,709	9.35%	$2,514,373	$1,906,618

(3) Average Capitalization of Aspect Class DT is $23,310,261.

Aspect Class DT (3)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$861,919	2.59%	$912,516	$790,875
Energy	581,413	1.75%	615,543	533,489
Interest Rates	452,499	1.36%	479,062	415,202
Metals	83,290	0.25%	88,180	76,425
Stock Indices	1,044,536	3.14%	1,105,852	958,439
Currencies	48,523	0.15%	51,371	44,523

TOTAL	$3,072,180	9.24%	$3,252,524	$2,818,953

(3) Average Capitalization of Aspect Class DT is $33,289,873.

Bluetrend Class DT (2)	March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$60,073	0.26%	$66,449	$52,956
Energy	230,482	1.00%	254,945	203,177
Interest Rates	1,633,860	7.09%	1,807,275	1,440,301
Metals	38,565	0.17%	42,658	33,996
Stock Indices	435,576	1.89%	481,808	383,975
Currencies	148,414	0.64%	164,166	130,832

TOTAL	$2,546,970	11.05%	$2,817,301	$2,245,237

(2) Average capitalization of Bluetrend Class DT is $23,058,202.

Bluetrend Class DT (2)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$441,821	1.33%	$472,794	$421,869
Energy	871,138	2.62%	932,207	831,799
Interest Rates	66,618	0.20%	71,288	63,610
Metals	438,812	1.32%	469,574	418,996
Stock Indices	9,796	0.03%	10,483	9,354
Currencies	1,451,395	4.36%	1,553,143	1,385,853

TOTAL	$3,279,580	9.86%	$3,509,489	$3,131,481

(2) Average capitalization of Bluetrend Class DT is $33,289,664.

Transtrend Class DT (2)	March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$41,597	0.18%	$43,537	$40,351
Energy	48,283	0.21%	50,535	46,837
Interest Rates	2,298,027	9.99%	2,405,210	2,229,214
Metals	267,251	1.16%	279,716	259,248
Stock Indices	109,723	0.48%	114,841	106,438
Currencies	4,579	0.02%	4,793	4,442

TOTAL	$2,769,460	12.04%	$2,898,632	$2,686,530

(2) Average capitalization of Transtrend Class DT is $23,189,736.

Transtrend Class DT (2)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$728,508	2.19%	$789,322	$660,669
Energy	1,544,631	4.64%	1,673,573	1,400,794
Interest Rates	197,954	0.59%	214,479	179,521
Metals	295,307	0.89%	319,958	267,808
Stock Indices	477,406	1.43%	517,259	432,950
Currencies	447,057	1.34%	484,376	405,427

TOTAL	$3,690,863	11.08%	$3,998,967	$3,347,169

(2) Average capitalization of Transtrend Class DT is $33,289,811.

Man AHL LLC Class DT (5)	March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$93,177	0.40%	$98,267	$84,568
Energy	83,682	0.36%	88,254	75,950
Interest Rates	1,732,633	7.51%	1,827,285	1,572,543
Metals	91,966	0.40%	96,990	83,468
Stock Indices	16,931	0.07%	17,856	15,367
Currencies	337,100	1.46%	355,516	305,953

TOTAL	$2,355,489	10.20%	$2,484,168	$2,137,849

(5) Average capitalization of Man AHL LLC Class DT is $23,058,202.

Man AHL LLC Class DT (5)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$200,083	0.60%	$250,154	$172,315
Energy	299,546	0.90%	374,506	257,974
Interest Rates	317,951	0.96%	397,518	273,825
Metals	17,361	0.05%	21,705	14,952
Stock Indices	365,806	1.10%	457,347	315,038
Currencies	1,142,936	3.44%	1,428,952	984,316

TOTAL	$2,343,683	7.05%	$2,930,182	$2,018,420

(5) Average capitalization of Man AHL LLC Class DT is $33,269,594.

Winton Class DT (5)	March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$283,491	1.23%	$305,599	$263,317
Energy	118,308	0.51%	127,534	109,889
Interest Rates	512,904	2.22%	552,903	476,404
Metals	14,654	0.06%	15,797	13,611
Stock Indices	100,526	0.44%	108,365	93,372
Currencies	429,092	1.86%	462,555	398,557

TOTAL	$1,458,975	6.32%	$1,572,753	$1,355,150

(5) Average capitalization of Winton Class DT is $23,310,925.

Winton Class DT (5)	March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$266,132	0.80%	$284,893	$252,571
Energy	271,625	0.82%	290,773	257,784
Interest Rates	99,981	0.30%	107,029	94,886
Metals	329,981	0.99%	353,243	313,167
Stock Indices	570,646	1.71%	610,874	541,568
Currencies	570,035	1.71%	610,220	540,989

TOTAL	$2,108,400	6.33%	$2,257,032	$2,000,965

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended  March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	168.5217
Feb-13	—	—	171.6601
Mar-13	37,000	220	168.4627
Apr-13	—	—	171.8005

(1) Beginning of the month Net Asset Value

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

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)