Form 10-Q
period 2013-06-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2013-08-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 596,430 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS:
Cash	$349,342	$347,871
Investments in Portfolio Funds (cost $83,030,558 for 2013 and cost $99,498,961 for 2012)	94,741,986	118,389,845
Due from Portfolio Funds	3,054,506	4,494,805

TOTAL ASSETS	$98,145,834	$123,232,521

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$327,151	$410,773
Redemptions payable	2,206,899	4,083,733

Total liabilities	2,534,050	4,494,506

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,443	1,517
Limited Partners (596,421 Units and 704,577 Units)	95,610,341	118,736,498

Total partners’ capital	95,611,784	118,738,015

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$98,145,834	$123,232,521

NET ASSET VALUE PER UNIT
(Based on 596,430 and 704,586 Units outstanding; unlimited Units authorized)	$160.3068	$168.5217

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):
Realized, net	$2,577,147	$2,886,114	$4,643,532	$5,883,136
Change in unrealized, net	(8,538,598)	(5,379,772)	(7,179,456)	(8,628,852)
Total trading profit (loss), net	(5,961,451)	(2,493,658)	(2,535,924)	(2,745,716)

EXPENSES:
Wrap fee	1,060,726	1,560,137	2,242,449	3,252,164
Total expenses	1,060,726	1,560,137	2,242,449	3,252,164

NET INVESTMENT INCOME (LOSS)	(1,060,726)	(1,560,137)	(2,242,449)	(3,252,164)

NET PROFIT (LOSS)	(7,022,177)	$(4,053,795)	$(4,778,373)	$(5,997,880)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	629,455	858,282	$659,848	888,422

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(11.16)	$(4.72)	$(7.24)	$(6.75)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	931,842	$1,650	$170,827,390	$170,829,040

Subscriptions	3,862	—	705,304	705,304

Net Profit (Loss)	—	(66)	(5,997,814)	(5,997,880)

Redemptions	(113,499)	—	(20,732,652)	(20,732,652)

PARTNERS’ CAPITAL, June 30, 2012	822,205	$1,584	$144,802,228	$144,803,812

PARTNERS’ CAPITAL, December 31, 2012	704,586	$1,517	$118,736,498	$118,738,015

Subscriptions	220	—	37,000	37,000

Net Profit (Loss)	—	(74)	(4,778,299)	(4,778,373)

Redemptions	(108,376)	—	(18,384,858)	(18,384,858)

PARTNERS’ CAPITAL, June 30, 2013	596,430	$1,443	$95,610,341	$95,611,784

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Per Unit Operating Performance:
Net asset value, beginning of period	$171.8005	$168.5217

Net Realized and net unrealized change in trading profit (loss)	(9.8104)	(4.8196)
Expenses (1)	(1.6833)	(3.3953)

Net asset value, end of period	$160.3068	$160.3068

Total Return: (2)

Total return	-6.69%	-4.87%

Ratios to Average Net Assets: (1)

Expenses	0.99%	2.00%

Net investment profit (loss)	-0.99%	-2.00%

(1) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(2) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Per Unit Operating Performance:
Net asset value, beginning of period	$181.1093	$183.3240

Net Realized and net unrealized change in trading profit (loss)	(3.1757)	(3.5487)
Interest income, net (3)	—	—
Expenses (1)	(1.8172)	(3.6589)

Net asset value, end of period	$176.1164	$176.1164

Total Return: (2)

Total return	-2.76%	-3.93%

Ratios to Average Net Assets: (1)

Expenses	1.00%	2.00%

Net investment profit (loss)	-1.00%	-2.00%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013  and  2012. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of June 30, 2013 and December 31, 2012 are: Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Man AHL FuturesAccess LLC (“Man AHL”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). The strategy of these Portfolio Funds is to be trend followers. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the respective Portfolio Funds’ trading advisors (“Trading Advisors”).

The details of investments in Portfolio Funds at and for the period ended June 30, 2013 are as follows:

June 30, 2013

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 6/30/13	Management Fee	Performance Fee	Redemptions Permitted
Winton	$19,052,438	19.93%	$702,064	$12,494,626	$(169,673)	$(6,965)	Semi -Monthly
Aspect	19,052,438	19.93%	(88,084)	15,027,861	(168,474)	—	Semi -Monthly
Transtrend	19,052,438	19.93%	(563,051)	15,322,608	(111,842)	—	Semi -Monthly
Bluetrend	18,532,235	19.38%	(1,575,343)	17,540,222	(111,548)	(36,727)	Monthly
Man AHL	19,052,437	19.93%	(1,011,510)	22,645,241	(111,446)	—	Monthly

Total Investment in Portfolio Funds at fair value	$94,741,986	99.10%	$(2,535,924)	$83,030,558	$(672,983)	$(43,692)

The details of investments in Portfolio Funds at and for the year ended December 31, 2012 are as follows:

December 31, 2012

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/12	Management Fee	Performance Fee	Redemptions Permitted
Winton	$23,677,969	19.94%	$(1,252,467)	$15,896,089	$(447,194)	$(519)	Semi -Monthly
Aspect	23,677,968	19.94%	(2,759,516)	18,338,732	(446,670)	(15,340)	Semi -Monthly
Transtrend	23,677,970	19.94%	421,627	18,172,896	(300,227)	(37,953)	Semi -Monthly
Bluetrend	23,677,970	19.94%	60,564	20,519,264	(299,709)	(57,205)	Monthly
Man AHL	23,677,968	19.94%	(2,228,170)	26,571,980	(297,337)	—	Monthly

Total Investment in Portfolio Funds at fair value	$118,389,845	99.70%	$(5,757,962)	$99,498,961	$(1,791,137)	$(111,017)

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital.  These investments are recorded at fair value. In accordance with Regulation S-X, a prescribed regulation by the Securities and Exchange Commission, there are specific formats and contents of financial reports. The following is summarized financial information for each of the Portfolio Funds:

	As of June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Winton	$1,094,915,322	$20,980,744	$1,073,934,578
Aspect	249,777,626	11,660,732	238,116,894
Transtrend	125,489,115	3,297,430	122,191,685
Bluetrend	153,890,805	6,917,355	146,973,450
Man AHL	29,478,517	2,397,381	27,081,136

Total	$1,653,551,385	$45,253,642	$1,608,297,743

	As of December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Winton	$1,111,588,919	$19,201,742	$1,092,387,177
Aspect	279,441,442	7,200,449	272,240,993
Transtrend	154,050,850	4,998,418	149,052,432
Bluetrend	177,358,085	7,053,649	170,304,436
Man AHL	35,278,824	1,853,473	33,425,351

Total	$1,757,718,120	$40,307,731	$1,717,410,389

	For the six months ended June 30, 2013
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$917,277	$(15,007)	$(200,206)	$702,064
Aspect	158,643	(39,266)	(207,461)	(88,084)
Transtrend	(333,126)	(73,473)	(156,452)	(563,051)
Bluetrend	(1,342,540)	(54,253)	(178,550)	(1,575,343)
Man AHL	(641,086)	(99,765)	(270,659)	(1,011,510)

Total	$(1,240,832)	$(281,764)	$(1,013,328)	$(2,535,924)

	For the six months ended June 30, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(1,132,068)	$(22,708)	$(267,991)	$(1,422,767)
Aspect	(224,397)	(42,244)	(303,250)	(569,891)
Transtrend	2,546,830	(91,525)	(245,569)	2,209,736
Bluetrend	(714,419)	(61,773)	(226,471)	(1,002,663)
Man AHL	(1,708,952)	(44,544)	(206,635)	(1,960,131)

Total	$(1,233,006)	$(262,794)	$(1,249,916)	$(2,745,716)

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

Although there are monthly transactions in these Portfolio Funds interests, the NAV’s are materially based on portfolios of Level I and Level II assets and liabilities for which the Portfolio Funds have transparency.  As such, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from Level II during the three and six month period ended June 30, 2013.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2013	$94,741,986	$—	$94,741,986	$—
December 31, 2012	$118,389,845	$—	$118,389,845	$—

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by respective Trading Advisors.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

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

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their clearing broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Concentration Risk

The Partnership’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Partnership’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Partnership.

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter, into agreements that obligate the Partnership to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Partnership. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other serviced related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds, including the Partnership, on a monthly basis based on the each fund’s net assets. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for the three and six months ended June 30, 2013 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee and are not separately charged to the Fund.

Wrap fees as presented on the Statements of Operations are paid to related parties.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements. Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis.  The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees.  The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited.  The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

7.              SUBSEQUENT EVENTS

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	April	May	June
2012	$183.7531	$185.8545	$181.1093	$182.0269	$185.1992	$176.1164
2013	$171.6601	$168.4627	$171.8005	$176.8050	$166.2503	$160.3068

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

For the six months ended June 30, 2013 Partnership’s capital decreased 19.48% from $118,738,015 to $95,611,784.  This decrease was attributable to the net loss from operations of $4,778,373, coupled with the redemption of 108,376 Redeemable Units resulting in an outflow of $18,384,858. The cash outflow was offset with cash inflow of $37,000 due to subscriptions of 220 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Partnership conducts certain trading activities. The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Partnership.

Results of Operations

January 1, 2013 to June 30, 2013

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

The Partnership experienced a net trading profit for the quarter ended March 31, 2013 of $3,425,527.

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

April 1, 2013 to June 30, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of June 30, 2013:

June 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$152,087	12.16%
Currencies	116,763	9.34%
Energy	(41,753)	-3.34%
Interest rates	122,070	9.76%
Metals	1,063,576	85.05%
Stock indices	(162,234)	-12.97%

Total	$1,250,509	100.00%

The Partnership experienced a net trading loss for the second quarter ended June 30, 2013 of $5,961,451.

April was a positive month, but reversals in May and June resulted in negative performance. The reversals were concentrated in fixed income markets in May and in equity and fixed income markets in June.

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolio held, through the Partnership’s Portfolio funds. References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

In fixed income, the Portfolio Funds came into the second quarter positioned long across almost all markets they traded given the downward trend in yields. Their positioning performed well in April as the economic outlook was not especially strong and central banks seemed committed to quantitative easing. This changed abruptly in

May and June as markets were concerned by comments made by U.S. Federal Reserve officials. Yields rose universally. Profits made in April were given back and the asset class ended the quarter with losses. The losses were especially severe in May given that the Portfolio Funds Trading Advisors had large positions. As yields rose, they significantly cut long exposure through the end of the quarter.

The Portfolio Funds were also long equity indices at the start of the quarter. As global equity markets had generally been rising since late summer of 2012, with increased momentum in the first quarter of 2013, the Portfolio Funds had large long positions, with concentrations in U.S., European and Japanese equity indices. These positions generally made money in April and May, but suffered offsetting losses in June when markets reversed due to the possible withdrawal of monetary stimulus sooner than expected. Most trend followers were able to finish the quarter with small profits in the asset class.

In currencies, choppiness took a toll on returns. Some big reversals (in the Australian dollar, for example) and a lack of clear direction in many other currencies resulted in the Portfolio Funds Trading Advisors losing money each month during the quarter. In April, European currencies rallied against short positions held in the Portfolio Funds; this happened even as poor economic numbers indicated further deterioration in the eurozone economy, but expectations of additional stimulus from the European Central Bank boosted many currencies. The Portfolio Funds tried to adapt by shifting direction and getting long these currencies, only to see the U.S. dollar rally. In June, it was the Japanese yen’s turn to reverse, ending multiple months of declines against the U.S. dollar and other currencies and hurting short positions. Currencies were the second worst performing asset class in the second quarter after fixed income.

Performance in commodities was mixed. The gains came primarily from metals. After some declines in the first quarter, the Portfolio Funds came into April positioned short both industrial and precious metals. As prices fell sharply over the course of the quarter, the Portfolio Funds were able to book significant profits in markets like gold, silver and copper. Trends were not as strong in the energy and agricultural markets. The Portfolio Funds saw muted gains and losses that generally canceled each other out. Due to the big trends in metals, commodities were the best performing asset class for most Portfolio Funds.

In summary, big reversals in fixed income starting in May resulted in losses for the quarter. In currencies, some choppiness and more mild reversals also led to negative performance. There were small gains in equity indices due to the continuing rally in April and May. Commodities performed well as a result of the downward trend in metals which the Portfolio Funds Trading Advisors took advantage of well.

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

(The Partnership has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

Quantifying the Partnership’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for six month periods ended June 30, 2013 and 2012.

Aspect Class DT (3)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$229,878	1.04%	$475,142	$36,752
Energy	177,044	0.80%	258,324	93,292
Interest Rates	286,964	1.29%	451,541	131,388
Metals	567,171	2.56%	910,736	344,735
Stock Indices	184,149	0.83%	274,643	127,143
Currencies	499,568	2.25%	638,143	367,218

TOTAL	$1,944,774	8.77%	$3,008,529	$1,100,528

(3) Average Capitalization of Aspect Class DT is $22,194,620.

Aspect Class DT (3)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$718,522	2.24%	$828,282	$590,152
Energy	452,604	1.41%	558,723	340,256
Interest Rates	343,316	1.07%	434,840	248,705
Metals	138,833	0.43%	223,093	69,370
Stock Indices	942,486	2.94%	1,034,348	844,505
Currencies	61,741	0.19%	87,706	40,413

TOTAL	$2,657,502	8.28%	$3,166,992	$2,133,401

(3) Average Capitalization of Aspect Class DT is $32,029,366.

Bluetrend Class DT (2)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$56,382	0.26%	$88,848	$22,205
Energy	168,631	0.77%	240,964	47,363
Interest Rates	1,195,474	5.46%	1,708,165	335,805
Metals	99,200	0.45%	257,007	32,132
Stock Indices	335,879	1.54%	455,386	103,146
Currencies	277,585	1.27%	658,419	123,657

TOTAL	$2,133,151	9.75%	$3,408,789	$664,308

(2) Average capitalization of Bluetrend Class DT is $21,881,113.

Bluetrend Class DT (2)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$378,270	1.18%	$553,057	$191,426
Energy	761,058	2.38%	1,090,461	401,747
Interest Rates	1,083,979	3.38%	2,737,533	74,408
Metals	459,100	1.43%	549,291	323,330
Stock Indices	36,255	0.11%	79,964	10,941
Currencies	873,140	2.73%	1,816,808	38,723

TOTAL	$3,591,802	11.21%	$6,827,114	$1,040,575

(2) Average capitalization of Bluetrend Class DT is $32,029,247.

Transtrend Class DT (2)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$125,386	0.57%	$300,291	$39,314
Energy	53,233	0.24%	84,877	36,773
Interest Rates	1,664,457	7.52%	2,343,366	674,478
Metals	346,154	1.56%	616,923	252,582
Stock Indices	83,578	0.38%	111,888	37,285
Currencies	16,210	0.07%	39,935	4,328

TOTAL	$2,289,018	10.34%	$3,497,280	$1,044,760

(2) Average capitalization of Transtrend Class DT is $22,134,174.

Transtrend Class DT (2)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$755,818	2.36%	$805,920	$674,562
Energy	1,753,934	5.48%	1,973,390	1,430,252
Interest Rates	258,252	0.81%	321,330	183,296
Metals	353,200	1.10%	413,823	273,439
Stock Indices	315,370	0.98%	528,136	138,674
Currencies	386,250	1.21%	494,562	305,852

TOTAL	$3,822,824	11.94%	$4,537,161	$3,006,075

(2) Average capitalization of Transtrend Class DT is $32,026,407.

Man AHL LLC Class DT (5)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$84,905	0.39%	$101,960	$42,183
Energy	49,587	0.23%	86,330	9,578
Interest Rates	1,413,896	6.44%	1,787,451	609,328
Metals	207,255	0.94%	417,392	82,975
Stock Indices	29,672	0.14%	55,075	15,276
Currencies	304,821	1.39%	362,844	150,114

TOTAL	$2,090,136	9.53%	$2,811,052	$909,454

(5) Average capitalization of Man AHL LLC Class DT is $21,955,428.

Man AHL LLC Class DT (5)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$281,882	0.88%	$399,661	$171,469
Energy	234,913	0.73%	372,667	155,018
Interest Rates	502,236	1.57%	754,118	272,480
Metals	146,340	0.46%	301,834	14,878
Stock Indices	540,836	1.69%	786,538	313,491
Currencies	620,346	1.94%	1,421,933	93,299

TOTAL	$2,326,553	7.27%	$4,036,751	$1,020,635

(5) Average capitalization of Man AHL LLC Class DT is $32,017,778.

Winton Class DT (5)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$160,262	0.72%	$270,213	$54,829
Energy	96,071	0.43%	112,767	68,700
Interest Rates	367,858	1.65%	488,881	221,485
Metals	209,585	0.94%	450,637	12,035
Stock Indices	129,958	0.58%	189,734	82,560
Currencies	298,543	1.34%	408,995	170,845

TOTAL	$1,262,277	5.66%	$1,921,227	$610,454

(5) Average capitalization of Winton Class DT is $22,249,255.

Winton Class DT (5)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$233,589	0.73%	$260,658	$199,977
Energy	162,163	0.51%	266,038	67,773
Interest Rates	205,209	0.64%	350,580	86,814
Metals	376,087	1.17%	494,925	286,526
Stock Indices	736,434	2.30%	1,045,074	495,498
Currencies	299,191	0.93%	558,310	68,694

TOTAL	$2,012,673	6.28%	$2,975,585	$1,205,282

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLIB.

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are generally immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S and MLIB.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures through the Portfolio Funds after the change in structure— except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the trading advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Partnership and for the trading conducted through Portfolio Funds to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	168.5217
Feb-13	—	—	171.6601
Mar-13	37,000	220	168.4627
Apr-13	—	—	171.8005
May-13	—	—	176.8050
Jun-13	—	—	166.2503
Jul-13	—	—	160.3068

(1) Beginning of the month Net Asset Value

Units are subject to a sales commission paid to MLPF&S of 0.5%.  Sales commissions are directly deducted from subscription amounts.

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

Item 6.         Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                                         Are filed herewith.

s

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02                                         Are filed herewith.

Exhibit 101                 Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)