Form 10-Q
period 2013-09-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2013-11-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 552,091 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS:
Cash	$350,043	$347,871
Investments in Portfolio Funds (cost $77,008,052 for 2013 and cost $99,498,961 for 2012)	83,626,441	118,389,845
Due from Portfolio Funds	2,628,562	4,494,805

TOTAL ASSETS	$86,605,046	$123,232,521

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$288,998	$410,773
Redemptions payable	2,339,330	4,083,733

Total liabilities	2,628,328	4,494,506

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,369	1,517
Limited Partners (552,091 Units and 704,577 Units)	83,975,349	118,736,498

Total partners’ capital	83,976,718	118,738,015

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$86,605,046	$123,232,521

NET ASSET VALUE PER UNIT
(Based on 552,100 and 704,586 Units outstanding; unlimited Units authorized)	$152.1042	$168.5217

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
TRADING PROFIT (LOSS):

Realized, net	$1,192,504	$2,057,567	$5,836,036	$7,940,703
Change in unrealized, net	(5,093,039)	(1,047,292)	(12,272,495)	(9,676,144)
Total trading profit (loss), net	(3,900,535)	1,010,275	(6,436,459)	(1,735,441)

EXPENSES:
Wrap fee	906,306	1,454,943	3,148,755	4,707,107
Total expenses	906,306	1,454,943	3,148,755	4,707,107

NET INVESTMENT INCOME (LOSS)	(906,306)	(1,454,943)	(3,148,755)	(4,707,107)

NET PROFIT (LOSS)	(4,806,841)	$(444,668)	$(9,585,214)	$(6,442,548)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	583,845	807,066	$634,515	861,304

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(8.23)	$(0.55)	$(15.11)	$(7.48)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2011	931,842	$1,650	$170,827,390	$170,829,040

Subscriptions	3,999	—	730,304	730,304

Net Profit (Loss)	—	(72)	(6,442,476)	(6,442,548)

Redemptions	(165,163)	—	(29,987,544)	(29,987,544)

PARTNERS’ CAPITAL, September 30, 2012	770,678	$1,578	$135,127,674	$135,129,252

PARTNERS’ CAPITAL, December 31, 2012	704,586	$1,517	$118,736,498	$118,738,015

Subscriptions	220	—	37,000	37,000

Net Profit (Loss)	—	(148)	(9,585,066)	(9,585,214)

Redemptions	(152,706)	—	(25,213,083)	(25,213,083)

PARTNERS’ CAPITAL, September 30, 2013	552,100	$1,369	$83,975,349	$83,976,718

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
Per Unit Operating Performance:

Net asset value, beginning of period	$160.3068	$168.5217

Net Realized and net unrealized change in trading profit (loss)	(6.6510)	(11.4706)
Expenses (1)	(1.5516)	(4.9469)

Net asset value, end of period	$152.1042	$152.1042

Total Return: (2)

Total return	-5.12%	-9.74%

Ratios to Average Net Assets: (1)

Expenses	0.99%	2.99%

Net investment profit (loss)	-0.99%	-2.99%

(1) The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(2) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual partners’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2012	September 30, 2012
Per Unit Operating Performance:

Net asset value, beginning of period	$176.1164	$183.3240

Net Realized and net unrealized change in trading profit (loss)	1.0236	(2.5251)
Expenses (1)	(1.8019)	(5.4608)

Net asset value, end of period	$175.3381	$175.3381

Total Return: (2)

Total return	-0.44%	-4.36%

Ratios to Average Net Assets: (1)

Expenses	1.00%	3.00%

Net investment profit (loss)	-1.00%	-3.00%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013  and  2012. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of September 30, 2013 and December 31, 2012 are: Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Man AHL FuturesAccess LLC (“Man AHL”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). The strategy of these Portfolio Funds is to be trend followers. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

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

The details of investments in Portfolio Funds at and for the period ended September 30, 2013 are as follows:

September 30, 2013

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 9/30/13	Management Fee	Performance Fee	Redemptions Permitted
Winton	$16,744,283	19.94%	$464,147	$11,126,823	$(238,444)	$(6,965)	Semi -Monthly
Aspect	16,649,309	19.83%	(1,507,374)	14,259,789	(236,276)	—	Semi -Monthly
Transtrend	16,744,283	19.94%	(1,156,861)	14,049,563	(157,775)	—	Semi -Monthly
Bluetrend	16,744,284	19.94%	(1,923,306)	16,187,779	(157,071)	(36,727)	Monthly
Man AHL	16,744,282	19.94%	(2,313,065)	21,384,098	(156,174)	—	Monthly

Total Investment in Portfolio Funds at fair value	$83,626,441	99.59%	$(6,436,459)	$77,008,052	$(945,740)	$(43,692)

The details of investments in Portfolio Funds at and for the year ended December 31, 2012 are as follows:

December 31, 2012

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/12	Management Fee	Performance Fee	Redemptions Permitted
Winton	$23,677,969	19.94%	$(1,252,467)	$15,896,089	$(447,194)	$(519)	Semi -Monthly
Aspect	23,677,968	19.94%	(2,759,516)	18,338,732	(446,670)	(15,340)	Semi -Monthly
Transtrend	23,677,970	19.94%	421,627	18,172,896	(300,227)	(37,953)	Semi -Monthly
Bluetrend	23,677,970	19.94%	60,564	20,519,264	(299,709)	(57,205)	Monthly
Man AHL	23,677,968	19.94%	(2,228,170)	26,571,980	(297,337)	—	Monthly

Total Investment in Portfolio Funds at fair value	$118,389,845	99.70%	$(5,757,962)	$99,498,961	$(1,791,137)	$(111,017)

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital. These investments are recorded at fair value. In accordance with Regulation S-X, a prescribed regulation by the Securities and Exchange Commission, there are specific formats and contents of financial reports. The following is summarized financial information for each of the significant Portfolio Funds:

	As of September 30, 2013
	Total Assets	Total Liabilities	Total Capital
Winton	$1,047,583,695	$24,070,760	$1,023,512,935
Aspect	216,721,536	13,010,164	203,711,372
Transtrend	109,232,785	3,379,938	105,852,847
Bluetrend	152,070,208	8,484,288	143,585,920
Man AHL	25,401,242	2,767,949	22,633,293

Total	$1,551,009,466	$51,713,099	$1,499,296,367

	As of December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Winton	$1,111,588,919	$19,201,742	$1,092,387,177
Aspect	279,441,442	7,200,449	272,240,993
Transtrend	154,050,850	4,998,418	149,052,432
Bluetrend	177,358,085	7,053,649	170,304,436
Man AHL	35,278,824	1,853,473	33,425,351

Total	$1,757,718,120	$40,307,731	$1,717,410,389

	For the nine months ended September 30, 2013
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$762,253	$(20,009)	$(278,097)	$464,147
Aspect	(1,068,818)	(54,200)	(384,356)	(1,507,374)
Transtrend	(832,441)	(101,292)	(223,128)	(1,156,861)
Bluetrend	(1,608,989)	(76,985)	(237,332)	(1,923,306)
Man AHL	(1,784,724)	(164,294)	(364,047)	(2,313,065)

Total	$(4,532,719)	$(416,780)	$(1,486,960)	$(6,436,459)

	For the nine months ended September 30, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(767,505)	$(31,900)	$(388,831)	$(1,188,236)
Aspect	(978,714)	(63,031)	(432,640)	(1,474,385)
Transtrend	2,412,633	(131,726)	(350,983)	1,929,924
Bluetrend	1,248,847	(90,870)	(417,235)	740,742
Man AHL	(1,301,360)	(74,356)	(367,770)	(1,743,486)

Total	$613,901	$(391,883)	$(1,957,459)	$(1,735,441)

The income statement information presented above is the Fund’s proportionate ownership of the Portfolio Fund.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Investments in Portfolio Funds are valued using the net asset value reported by the investment company, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds interests, the NAV’s are materially based on portfolios of Level I and Level II assets and liabilities for which the Portfolio Funds have transparency.  As such, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from Level II during the three and nine month period ended September 30, 2013.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of September 30, 2013 and December 31, 2012:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2013	$83,626,441	$—	$83,626,441	$—
December 31, 2012	$118,389,845	$—	$118,389,845	$—

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other serviced related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds, including the Partnership, on a monthly basis based on the each fund’s net assets. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for the three and nine months ended September 30, 2013 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee and are not separately charged to the Fund.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	Jul.	Aug.	Sept.
2012	$183.7531	$185.8545	$181.1093	$182.0269	$185.1992	$176.1164	$183.6088	$179.9176	$175.3381
2013	$171.6601	$168.4627	$171.8005	$176.8050	$166.2503	$160.3068	$158.1637	$153.5721	$152.1042

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

For the nine month period ended September 30, 2013 Partnership’s capital decreased 29.28% from $118,738,015 to $83,976,718.  This decrease was attributable to the net loss from operations of $9,585,214, coupled with the redemption of 152,706 Redeemable Units resulting in an outflow of $25,213,083. The cash outflow was offset with cash inflow of $37,000 due to subscriptions of 220 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

The Partnership follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. The General Partner has analyzed the Partnership’s tax positions and has concluded that a provision for income tax of $94,973 is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of September 30, 2013:

September 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$380,668	-75.62%
Currencies	(223,737)	44.45%
Energy	(185,903)	36.93%
Interest rates	131,416	-26.11%
Metals	(217,761)	43.26%
Stock indices	(388,076)	77.09%

Total	$(503,393)	100.00%

The Partnership experienced a net trading loss for the third quarter ended September 30, 2013 of $3,900,535.

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolio held, through the Partnership’s Portfolio funds. References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

Multiple reversals in metals, fixed income, equity indices and oil markets resulted in losses for the Partnership at different points in the quarter.

In fixed income, the Portfolio Funds came into the third quarter positioned short bonds and neutral rates. With the U.S. Federal Reserve hinting at tapering, fixed income markets had abruptly reversed in May and June, ending a prolonged period where falling yields had been the norm. With yields rising sharply during those two months, trend followers had gotten short many markets. The reversals in rates had been less severe and most Portfolio Funds had a neutral and balanced posture in that sector. Given the recent reversals, risk taking was generally minimal in the asset class. The uncertainty regarding tapering introduced volatility into markets. Central bank officials generally were able to calm markets in July and yields came back down some, only to rise further in August as the next Federal Open Market Committee meeting approached and then fall again in September when the U.S. Federal Reserve decided not to taper its bond purchases. This environment proved too choppy for most medium and longer term trend followers. Losses were sustained as the Trading Advisors tried to maneuver their portfolios based on the frequently shifting market direction. Given relatively low exposures, the losses were not too severe.

The Portfolio Funds were long equity indices at the start of the third quarter. The downward moves in markets in June had not been large enough to force the Portfolio Funds to get short. The Portfolio Funds continued to maintain a long bias with respect to global equity indices. July was a positive month for the asset class. With fewer near-term policy worries, equity markets recovered from their June losses when fears of tapering had led to downward moves. In August, concerns over Syria made headlines and markets tumbled as the possibility of military intervention grew. These concerns eased in early September and the U.S. Federal Reserve’s decision not to taper buoyed markets. Despite these mixed moves, equities finished the quarter higher and long positions held by trend followers generated profits. Equity indices were the only profitable asset class for the Portfolio Funds.

Currencies continued to prove difficult to trade. The Portfolio Funds had a long U.S. dollar bias at the start of the quarter. This positioning lost money in July and August. At first, dovish reassurances by central bankers pushed back market expectations on tapering and pointed towards policy remaining accommodative. This led to the U.S. dollar losing value, but only to strengthen again in August as a more risk averse-environment took hold. Finally, at quarter end, the U.S. dollar weakened after the U.S. Federal Reserve’s non-tapering decision. Thus, the direction in currency markets changed each month, too frequently for medium term trend followers to navigate. Losses were felt across all Portfolio Funds.

Commodities were the worst performing asset class, generating the bulk of losses. The Portfolio Funds came into the quarter with a short bias in metals, energies and agriculturals but significant whipsawing resulted in poor performance. First, metals reversed, rising against the trend in what could be deemed a relief rally. Large short positions held by trend followers saw losses. The new upward trend lasted only a few months and precious metals saw sharp down moves in September just as the Portfolio Funds were getting long. At the same time, oil markets were seeing appreciation early in the quarter as geopolitical tensions rose in the Middle East, first in Egypt and then in Syria. The Portfolio Funds saw some losses initially but repositioned their portfolios to be long oil and oil product markets by the end of August. In September, oil reversed sharply after an apparent diplomatic solution was reached with Syria. This time, losses were felt in long positions. Agricultural markets also failed to produce strong gains. Thus, losses were seen across the commodity spectrum due to big reversals in several sectors.

In summary, continuing upward trends in equity indices led to some gains in the third quarter but significant reversals and choppy moves in all other asset classes resulted in losses, overwhelming any profits made in equities. In an environment without sufficient sustained trends, all Portfolio Funds saw losses. Those with larger commodity allocations fared worse. The Portfolio Funds with larger equity allocations and those with longer time horizons performed slightly better.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for nine month periods ended September 30, 2013 and 2012.

Aspect Class DT (1)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$187,310	0.90%	$485,338	$37,540
Energy	151,468	0.73%	263,867	85,318
Interest Rates	426,050	2.04%	738,420	134,207
Metals	639,054	3.07%	930,279	352,132
Stock Indices	126,243	0.61%	280,536	2,325
Currencies	359,961	1.73%	651,837	54,574

TOTAL	$1,890,086	9.08%	$3,350,277	$666,096

(1) Average Capitalization of Aspect Class DT is $20,835,111.

Aspect Class DT (1)

	September 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$547,456	1.77%	$787,524	$258,269
Energy	597,903	1.93%	1,025,263	323,512
Interest Rates	454,312	1.47%	780,276	236,467
Metals	154,547	0.50%	219,370	65,957
Stock Indices	624,743	2.02%	983,450	76,736
Currencies	161,979	0.52%	404,953	38,425

TOTAL	$2,540,940	8.21%	$4,200,836	$999,366

(1) Average Capitalization of Aspect Class DT is $30,918,004.

Bluetrend Class DT (2)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$57,986	0.28%	$82,170	$20,536
Energy	166,096	0.81%	222,852	43,803
Interest Rates	980,362	4.76%	1,579,776	310,565
Metals	229,630	1.12%	549,661	29,717
Stock Indices	209,373	1.02%	421,158	5,894
Currencies	241,168	1.17%	608,931	114,363

TOTAL	$1,884,615	9.16%	$3,464,548	$524,878

(2) Average capitalization of Bluetrend Class DT is $20,578,924.

Bluetrend Class DT (2)

	September 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$265,903	0.86%	$537,550	$51,306
Energy	534,148	1.73%	1,059,886	101,170
Interest Rates	813,509	2.63%	2,660,775	72,322
Metals	401,819	1.30%	533,889	257,439
Stock Indices	439,824	1.42%	1,522,509	10,635
Currencies	903,219	2.92%	1,765,866	37,637

TOTAL	$3,358,422	10.86%	$8,080,475	$530,509

(2) Average capitalization of Bluetrend Class DT is $30,917,920.

Transtrend Class DT (3)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$114,504	0.55%	$304,647	$39,884
Energy	66,286	0.32%	99,168	37,306
Interest Rates	1,282,586	6.15%	2,377,361	428,805
Metals	684,630	3.28%	1,475,306	256,247
Stock Indices	110,924	0.53%	178,137	37,826
Currencies	87,546	0.42%	250,785	4,390

TOTAL	$2,346,476	11.25%	$4,685,404	$804,458

(3) Average capitalization of Transtrend Class DT is $20,853,799.

Transtrend Class DT (3)

	September 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$507,105	1.64%	$798,195	$22,509
Energy	1,164,282	3.77%	1,954,475	17,328
Interest Rates	466,290	1.51%	948,815	181,539
Metals	458,280	1.48%	722,010	270,818
Stock Indices	731,782	2.37%	1,679,516	137,345
Currencies	306,694	0.99%	489,822	144,357

TOTAL	$3,634,433	11.76%	$6,592,833	$773,896

(3) Average capitalization of Transtrend Class DT is $30,915,932.

Man AHL LLC Class DT (4)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$120,328	0.58%	$207,592	$44,358
Energy	39,409	0.19%	90,781	10,071
Interest Rates	1,122,419	5.44%	1,879,617	352,004
Metals	247,743	1.20%	438,914	87,254
Stock Indices	82,303	0.40%	209,967	16,064
Currencies	465,208	2.25%	858,681	157,854

TOTAL	$2,077,410	10.06%	$3,685,552	$667,605

(4) Average capitalization of Man AHL LLC Class DT is $20,630,944.

Man AHL LLC Class DT (4)

	September 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$221,402	0.72%	$455,133	$20,831
Energy	234,993	0.76%	424,393	159,527
Interest Rates	546,744	1.77%	858,790	310,300
Metals	313,307	1.01%	635,680	16,943
Stock Indices	465,469	1.51%	895,709	154,514
Currencies	838,953	2.71%	1,619,296	106,249

TOTAL	$2,620,868	8.48%	$4,889,001	$768,364

(4) Average capitalization of Man AHL LLC Class DT is $30,909,892.

Winton Class DT (5)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$125,373	0.60%	$249,177	$50,560
Energy	75,784	0.36%	103,988	47,597
Interest Rates	313,771	1.50%	450,821	204,242
Metals	292,580	1.40%	516,456	11,098
Stock Indices	109,621	0.52%	174,963	76,133
Currencies	255,340	1.22%	377,154	157,544

TOTAL	$1,172,469	5.60%	$1,872,559	$547,174

(5) Average capitalization of Winton Class DT is $20,901,840.

Winton Class DT (5)

	September 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$168,416	0.54%	$241,896	$60,909
Energy	137,533	0.44%	246,888	62,895
Interest Rates	488,479	1.58%	1,211,389	80,565
Metals	336,282	1.09%	459,300	264,043
Stock Indices	508,021	1.64%	969,848	133,556
Currencies	261,296	0.85%	518,122	63,750

TOTAL	$1,900,027	6.14%	$3,647,443	$665,718

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

Item 4. Controls and Procedures

MLAI, the General Partner of the Partnership with the participation of MLAI’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Partnership as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended  September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV (1)
Jan-13	$—	—	168.5217
Feb-13	—	—	171.6601
Mar-13	37,000	220	168.4627
Apr-13	—	—	171.8005
May-13	—	—	176.8050
Jun-13	—	—	166.2503
Jul-13	—	—	160.3068
Aug-13	—	—	158.1637
Sep-13	—	—	153.5721
Oct-13	—	—	152.1042

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

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(General Partner)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)