Form 10-Q
period 2014-03-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2014-05-15
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, 414,941 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS:
Cash	$350,289	$350,292
Investments in Portfolio Funds (cost $57,557,135 for 2014 and cost $62,812,712 for 2013)	62,195,050	70,557,639
Due from Portfolio Funds	2,588,176	7,439,324

TOTAL ASSETS	$65,133,515	$78,347,255

LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Wrap fee payable	$217,112	$261,156
Redemptions payable	2,371,069	7,178,171

Total liabilities	2,588,181	7,439,327

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,357	1,416
Limited Partners (414,941 Units and 450,741 Units)	62,543,977	70,906,512

Total partners’ capital	62,545,334	70,907,928

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$65,133,515	$78,347,255

NET ASSET VALUE PER UNIT
(Based on 414,950 and 450,750 Units outstanding; unlimited Units authorized)	$150.7298	$157.3110

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2014	2013

TRADING PROFIT (LOSS):
Realized, net	$842,574	$2,066,385
Change in unrealized, net	(3,107,012)	1,359,142
Total trading profit (loss), net	(2,264,438)	3,425,527

EXPENSES:
Wrap fee	671,121	1,181,722
Total expenses	671,121	1,181,722

NET INVESTMENT INCOME (LOSS)	(671,121)	(1,181,722)

NET PROFIT (LOSS)	$(2,935,559)	$2,243,805

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	440,768	690,241

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(6.66)	$3.25

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2012	704,586	$1,517	$118,736,498	$118,738,015

Subscriptions	220	—	37,000	37,000

Net Profit (Loss)	—	29	2,243,776	2,243,805

Redemptions	(55,989)	—	(9,551,711)	(9,551,711)

PARTNERS’ CAPITAL, March 31, 2013	648,817	$1,546	$111,465,563	$111,467,109

PARTNERS’ CAPITAL, December 31, 2013	450,750	$1,416	$70,906,512	$70,907,928

Subscriptions	145	—	22,000	22,000

Net Profit (Loss)	—	(59)	(2,935,500)	(2,935,559)

Redemptions	(35,945)	—	(5,449,035)	(5,449,035)

PARTNERS’ CAPITAL, March 31, 2014	414,950	$1,357	$62,543,977	$62,545,334

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013

Per Unit Operating Performance:

Net asset value, beginning of period	$157.3110	$168.5217

Net Realized and net unrealized change in trading profit (loss)	(5.0587)	4.9908
Expenses (1)	(1.5225)	(1.7120)

Net asset value, end of period	$150.7298	$171.8005

Total Return: (2)

Total return	-4.18%	1.95%

Ratios to Average Net Assets: (1)

Expenses	1.00%	1.01%

Net investment income (loss)	-1.00%	-1.01%

(1)         The ratios do not reflect the proportionate share of income and expense of the Portfolio Funds.

(2)         The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual partner’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an Investment Company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner” or “Sponsor”), the sponsor and general partner of the Partnership, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”).  Presently there are five Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds.  MLAI may select other parties as clearing broker(s).  Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  MLAI may select other parties as F/X or other over-the-counter (“OTC”) prime brokers.  MLPF&S and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of  the financial position of the Partnership as of March 31, 2014 and December 31, 2013 and the results of its operations for the three month periods ended March 31, 2014  and  2013. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of March 31, 2014 and December 31, 2013 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Man AHL FuturesAccess LLC (“Man AHL”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). The strategy of these Portfolio Funds is to be trend followers. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the respective Portfolio Funds’ trading advisors (“Trading Advisors”).

The details of investments in Portfolio Funds at and for the period ended March 31, 2014 are as follows:

March 31, 2014

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 3/31/14	Management Fee	Performance Fee	Redemptions Permitted
Winton	$12,439,009	19.89%	$(75,930)	$7,880,371	$(50,514)	$(13)	Semi -Monthly
Aspect	12,439,010	19.89%	(775,762)	10,984,237	(49,816)	—	Semi -Monthly
Transtrend	12,439,010	19.89%	(343,745)	10,415,511	(33,189)	—	Semi -Monthly
BlueTrend	12,439,012	19.89%	(611,195)	12,527,366	(33,277)	—	Monthly
Man AHL	12,439,009	19.89%	(457,806)	15,749,650	(33,405)	—	Monthly

Total Investment in Portfolio Funds at fair value	$62,195,050	99.45%	$(2,264,438)	$57,557,135	$(200,201)	$(13)

The details of investments in Portfolio Funds at and for the year ended December 31, 2013 are as follows:

December 31, 2013

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/13	Management Fee	Performance Fee	Redemptions Permitted
Winton	$14,111,527	19.90%	$1,442,581	$8,874,714	$(299,925)	$(106,090)	Semi -Monthly
Aspect	14,111,527	19.90%	(773,505)	11,713,792	(297,276)	—	Semi -Monthly
Transtrend	14,111,528	19.90%	(110,517)	11,386,931	(198,537)	—	Semi -Monthly
BlueTrend	14,111,529	19.90%	(1,753,279)	13,569,670	(197,702)	(36,727)	Monthly
Man AHL	14,111,528	19.90%	(1,561,906)	17,267,605	(197,289)	—	Monthly

Total Investment in Portfolio Funds at fair value	$70,557,639	99.50%	$(2,756,626)	$62,812,712	$(1,190,729)	$(142,817)

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Partnership’s partners’ capital. These investments are recorded at fair value. The following is summarized financial information for each of the Portfolio Funds:

	As of March 31, 2014
	Total Assets	Total Liabilities	Total Capital
Winton	$962,340,545	$14,527,051	$947,813,494
Aspect	148,079,736	6,950,847	141,128,889
Transtrend	80,010,018	3,900,221	76,109,797
BlueTrend	103,714,124	9,070,300	94,643,824
Man AHL	17,469,603	1,405,633	16,063,970

Total	$1,311,614,026	$35,854,052	$1,275,759,974

	As of December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Winton	$1,006,017,501	$27,668,096	$978,349,405
Aspect	178,880,965	11,663,470	167,217,495
Transtrend	97,528,185	11,196,695	86,331,490
BlueTrend	128,712,857	14,876,861	113,835,996
Man AHL	21,737,588	3,344,732	18,392,856

Total	$1,432,877,096	$68,749,854	$1,364,127,242

	For the three months ended March 31, 2014
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Winton	$(477,967)	$(315,428)	$(8,762,745)	$(9,556,140)
Aspect	(8,321,018)	(164,304)	(1,528,321)	(10,013,643)
Transtrend	(1,667,889)	(150,832)	(547,846)	(2,366,567)
BlueTrend	(4,371,007)	(177,958)	(894,207)	(5,443,172)
Man AHL	(456,668)	(77,707)	(86,746)	(621,121)

Total	$(15,294,549)	$(886,229)	$(11,819,865)	$(28,000,643)

	For the three months ended March 31, 2013
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Winton	$50,565,922	$(392,989)	$(10,316,182)	$39,856,751
Aspect	6,783,901	(215,806)	(2,576,044)	3,992,051
Transtrend	1,406,047	(249,932)	(957,194)	198,921
BlueTrend	10,084,601	(185,884)	(2,550,803)	7,347,914
Man AHL	1,504,203	(62,030)	(293,969)	1,148,204

Total	$70,344,674	$(1,106,641)	$(16,694,192)	$52,543,841

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Fund, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.  As such, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from Level II during the three month period ended March 31, 2014.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2014	$62,195,050	$—	$62,195,050	$—
December 31, 2013	$70,557,639	$—	$70,557,639	$—

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

MLAI, as sponsor of the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Portfolio Funds.

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their futures clearing broker.

Concentration Risk

The Partnership’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds.  Because the majority of the Partnership’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Partnership.

Indemnifications

In the normal course of business, the Partnership has entered, or may in the future enter into agreements that obligate the Partnership to indemnify certain parties, including BAC affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended March 31, 2014, the rate was 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for the periods ended March 31, 2014 and 2013 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee and are not separately charged to the Partnership.

Wrap fees as presented on the Statements of Operations are paid to related parties.

MLPF&S charged the Partnership and the Portfolio Funds, at prevailing local interest rates, for financing realized and unrealized losses on the Partnership’s and each Portfolio Fund’s non-U.S. dollar-denominated positions.  Such amounts are netted against interest income due to the insignificance of such amounts.

The Partnership pays MLAI a wrap fee in the amount of 4.0% per annum of the Partnership’s average month end net asset value.

Interest and wrap fees as presented on the Statements of Operations are all received from or paid to related parties.

6.              SUBSEQUENT EVENTS

Effective as of April 30, 2014, the Partnership redeemed all of its assets from Man AHL FuturesAccess LLC. MLAI determined that Man AHL FuturesAccess LLC will no longer be included in the FuturesAccess program, effective as of April 30, 2014. MLAI currently intends to reallocate the redemption proceeds to Lynx FuturesAccess LLC, although the Partnership may hold the redemption proceeds as cash assets or reallocate them to other Portfolio Funds.

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Partnership.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Partnership calculates the Net Asset Value per Unit as of the last business day of each month (each, a “Calculation Date”). The Partnership’s “Net Asset Value” as of any Calculation Date generally equals the value of the Partnership’s interests in the Portfolio Funds as of such date plus any other assets held by the Partnership, minus accrued wrap fees and all other liabilities of the Partnership.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2013	$171.6601	$168.4627	$171.8005
2014	$151.4082	$153.1223	$150.7298

Liquidity and Capital Resources

The Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Portfolio Funds’ U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash. The net asset value of the Portfolio Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Portfolio Funds’ profit potential might increase. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow. A Portfolio Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Portfolio Funds to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

The Partnership’s and the Portfolio Funds’ assets and open positions are generally highly liquid.

The Partnership and the Portfolio Funds change their positions and market focus frequently.  Consequently, the fact that the Partnership and the Portfolio Funds realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Partnership and the Portfolio Funds will do so in the future.

Investors in the Partnership generally may redeem any or all of their Units, in whole or fractional Units, effective as of the last day of any calendar month (each a “Redemption Date”), upon providing notice at least 10 calendar days prior to month-end.  The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the three month period ended March 31, 2014 the Partnership’s capital decreased 11.79% from $70,907,928 to $62,545,334.  This decrease was attributable to the net loss from operations of $2,935,559, coupled with the redemption of 35,945 Redeemable Units resulting in an outflow of $5,449,035. The cash outflow was offset with cash inflow of $22,000 due to subscriptions of 145 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. The General Partner has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and each Portfolio Fund expects to meet the amended definition so long as its total assets exceed $10 million. If the Portfolio Fund does not meet the definition of “eligible contract participant,” it could lead to the Portfolio Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to March 31, 2014

January 1, 2014 to March 31, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2014:

March 31, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$499,455	39.01%
Currencies - Futures	89,232	6.97%
Currencies - Forwards	264,077	20.63%
Energy	(65,606)	-5.13%
Interest rates	186,013	14.53%
Metals	(76,273)	-5.96%
Stock indices	383,438	29.95%

Total	$1,280,336	100.00%

The Partnership experienced a net trading loss for the quarter ended March 31, 2014 of $2,264,438.

In equity indices, the Portfolio Funds came into the first quarter with long exposure, given the strong rally in global equity prices during 2013. Positioning was greatest in U.S. and European indices. The upward trend in equities did not continue in the first quarter. Markets quickly reversed in January, rallied back in February, then showed some v-shaped moves in March. They generally ended the quarter not far from where they began, but the reversals and choppiness proved costly to trend followers, making equity indices the worst performing asset class.

Commodities also performed poorly in the first quarter. The Portfolio Funds had long positions in energies and industrial metals, but short positions in grains and precious metals coming into the first quarter. Commodities fell in January, rallied in February, and then fell again in March, exhibiting reversals and several directional shifts along the way. The largest losses were incurred in the energy sector.

In currencies, the Portfolio Funds had mixed positioning coming into the first quarter. Long positions in European currencies like the euro, British pound and Swiss franc were balanced against short positions in the Japanese yen, Canadian dollar and Australian dollar. The downward trend in the Japanese yen continued for part of the quarter and the Portfolio Funds made money, but there were reversals in the remaining major currency positions, leading to small losses.

In fixed income, the Portfolio Funds had long positioning in both interest rates and bonds. Fixed income proved to be the only profitable asset class. Yields generally moved lower over the course of the first quarter. The moves were not very large, but they benefited long positions.

In summary, the first quarter saw reversals in several asset classes. Trends in equity indices, commodities and many currency markets were interrupted. With market moves going against positioning, the Portfolio Funds saw losses in those asset classes. Gains in fixed income markets only partially made up for the losses.

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2013:

March 31, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$251,046	10.98%
Currencies - Futures	(119,589)	-5.23%
Currencies - Forwards	(55,900)	-2.44%
Energy	17,919	0.78%
Interest rates	1,756,786	76.81%
Metals	222,506	9.73%
Stock indices	214,374	9.37%

Total	$2,287,142	100.00%

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

The Portfolio Funds under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

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

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership’s risk exposure in the various market sectors traded by the Portfolio Funds is quantified below in terms of Value at Risk.  Due to the Portfolio Funds’ fair value accounting, any loss in the fair value of the Portfolio Funds’ open positions is directly reflected in the Portfolio Funds’ earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for three month periods ended March 31, 2014 and 2013.

Aspect Class DT (1)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$338,225	2.57%	$369,053	$287,928
Energy	139,078	1.06%	151,755	118,396
Interest Rates	192,251	1.46%	209,775	163,662
Metals	143,885	1.09%	157,000	122,489
Stock Indices	410,051	3.11%	447,426	349,074
Currencies	169,384	1.29%	184,824	144,196

TOTAL	$1,392,874	10.58%	$1,519,833	$1,185,745

(1) Average Capitalization of Aspect Class DT is $13,164,658.

Aspect Class DT (1)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$433,470	1.88%	$505,356	$383,205
Energy	235,668	1.02%	274,750	208,340
Interest Rates	411,938	1.79%	480,253	364,170
Metals	414,750	1.80%	483,532	366,656
Stock Indices	152,966	0.66%	178,333	135,228
Currencies	507,917	2.20%	592,149	449,019

TOTAL	$2,156,709	9.35%	$2,514,373	$1,906,618

(1) Average Capitalization of Aspect Class DT is $23,310,261.

BlueTrend Class DT (2)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$392,901	2.97%	$449,518	$360,237
Energy	84,782	0.64%	96,999	77,734
Interest Rates	220,781	1.67%	252,595	202,426
Metals	58,673	0.44%	67,128	53,795
Stock Indices	385,509	2.91%	441,061	353,460
Currencies	479,469	3.62%	548,560	439,608

TOTAL	$1,622,115	12.25%	$1,855,861	$1,487,260

(2) Average capitalization of BlueTrend Class DT is $13,237,275.

BlueTrend Class DT (2)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$60,073	0.26%	$66,449	$52,956
Energy	230,482	1.00%	254,945	203,177
Interest Rates	1,633,860	7.09%	1,807,275	1,440,301
Metals	38,565	0.17%	42,658	33,996
Stock Indices	435,576	1.89%	481,808	383,975
Currencies	148,414	0.64%	164,166	130,832

TOTAL	$2,546,970	11.05%	$2,817,301	$2,245,237

(2) Average capitalization of BlueTrend Class DT is $23,058,202.

Transtrend Class DT (3)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$739,787	5.60%	$844,171	$680,217
Energy	108,324	0.82%	123,608	99,601
Interest Rates	446,421	3.38%	509,411	410,474
Metals	35,920	0.27%	40,988	33,028
Stock Indices	237,927	1.80%	271,499	218,769
Currencies	521,171	3.95%	594,708	479,205

TOTAL	$2,089,550	15.82%	$2,384,385	$1,921,294

(3) Average capitalization of Transtrend Class DT is $13,200,297.

Transtrend Class DT (3)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$41,597	0.18%	$43,537	$40,351
Energy	48,283	0.21%	50,535	46,837
Interest Rates	2,298,027	9.99%	2,405,210	2,229,214
Metals	267,251	1.16%	279,716	259,248
Stock Indices	109,723	0.48%	114,841	106,438
Currencies	4,579	0.02%	4,793	4,442

TOTAL	$2,769,460	12.04%	$2,898,632	$2,686,530

(3) Average capitalization of Transtrend Class DT is $23,189,736.

Man AHL Class DT (4)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$169,200	1.28%	$193,474	$148,145
Energy	119,466	0.90%	136,605	104,599
Interest Rates	554,066	4.19%	633,555	485,118
Metals	360,770	2.73%	412,528	315,876
Stock Indices	336,374	2.54%	384,631	294,516
Currencies	175,001	1.32%	200,108	153,224

TOTAL	$1,714,877	12.96%	$1,960,901	$1,501,478

(4) Average capitalization of Man AHL Class DT is $13,237,274.

Man AHL Class DT (4)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$93,177	0.40%	$98,267	$84,568
Energy	83,682	0.36%	88,254	75,950
Interest Rates	1,732,633	7.51%	1,827,285	1,572,543
Metals	91,966	0.40%	96,990	83,468
Stock Indices	16,931	0.07%	17,856	15,367
Currencies	337,100	1.46%	355,516	305,953

TOTAL	$2,355,489	10.20%	$2,484,168	$2,137,849

(4) Average capitalization of Man AHL Class DT is $23,058,202.

Winton Class DT (5)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$437,783	3.29%	$448,393	$430,548
Energy	35,640	0.27%	36,503	35,050
Interest Rates	50,099	0.38%	51,313	49,271
Metals	110,044	0.83%	112,711	108,225
Stock Indices	267,323	2.01%	273,802	262,905
Currencies	79,439	0.60%	81,364	78,126

TOTAL	$980,328	7.38%	$1,004,086	$964,125

(5) Average capitalization of Winton Class DT is $13.326.569.

Winton Class DT (5)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$283,491	1.23%	$305,599	$263,317
Energy	118,308	0.51%	127,534	109,889
Interest Rates	512,904	2.22%	552,903	476,404
Metals	14,654	0.06%	15,797	13,611
Stock Indices	100,526	0.44%	108,365	93,372
Currencies	429,092	1.86%	462,555	398,557

TOTAL	$1,458,975	6.32%	$1,572,753	$1,355,150

(5) Average capitalization of Winton Class DT is $23,310,925.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Fund.  The magnitude of the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and the Portfolio Funds to incur severe losses over a short period of time.  Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership’s and the Portfolio Funds’ trading.  The foregoing Value at Risk table — as well as the past performance of the Partnership and the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are typically immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures through the Portfolio Funds — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Partnership and for the trading conducted through Portfolio Funds to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership.  There can be no assurance that the Partnership’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term.  Investors must be prepared to lose all or substantially all of the value of their investment in the Partnership.

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

Adjustments in position size in relation to account equity have been part of the Portfolio Funds’ investment strategy.  At its discretion, the Trading Advisor may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended March 31, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended  March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	157.3110
Feb-14	16,000	106	151.4082
Mar-14	6,000	39	153.1223
Apr-14	—	—	150.7298

(1) Beginning of the month Net Asset Value

The Units are subject to sales commissions paid to MLPF&S of 0.5%.  Sales commissions are directly deducted from subscription amounts.

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

Item 6.         Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                                         Are filed herewith.

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02                                         Are filed herewith.

Exhibit 101                                 Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(General Partner)

Date: May 15, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)