Form 10-Q
period 2014-06-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2014-08-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, 378,254 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS:
Cash	$349,531	$350,292
Investments in Portfolio Funds (cost $49,091,542 for 2014 and cost $62,812,712 for 2013)	59,333,204	70,557,639
Due from Portfolio Funds	2,401,616	7,439,324

TOTAL ASSETS	$62,084,351	$78,347,255

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$206,947	$261,156
Redemptions payable	2,194,672	7,178,171

Total liabilities	2,401,619	7,439,327

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,414	1,416
Limited Partners (378,254 Units and 450,741 Units)	59,681,318	70,906,512

Total partners’ capital	59,682,732	70,907,928

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$62,084,351	$78,347,255

NET ASSET VALUE PER UNIT
(Based on 378,263 and 450,750 Units outstanding; unlimited Units authorized)	$157.7810	$157.3110

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
TRADING PROFIT (LOSS):

Realized, net	$(2,124,614)	$2,577,147	$(1,282,040)	$4,643,532
Change in unrealized, net	5,603,747	(8,538,598)	2,496,735	(7,179,456)
Total trading profit (loss), net	3,479,133	(5,961,451)	1,214,695	(2,535,924)

EXPENSES:
Wrap fee	630,283	1,060,726	1,301,404	2,242,449
Total expenses	630,283	1,060,726	1,301,404	2,242,449

NET INVESTMENT INCOME (LOSS)	(630,283)	(1,060,726)	(1,301,404)	(2,242,449)

NET PROFIT (LOSS)	2,848,850	$(7,022,177)	$(86,709)	$(4,778,373)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	403,985	629,455	422,371	659,848

Net income (loss) per weighted average General Partner and Limited Partner Unit	$7.05	$(11.16)	$(0.21)	$(7.24)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL,
December 31, 2012	704,586	$1,517	$118,736,498	$118,738,015

Subscriptions	220	—	37,000	37,000

Net Profit (Loss)	—	(74)	(4,778,299)	(4,778,373)

Redemptions	(108,376)	—	(18,384,858)	(18,384,858)

PARTNERS’ CAPITAL,
June 30, 2013	596,430	$1,443	$95,610,341	$95,611,784

PARTNERS’ CAPITAL,
December 31, 2013	450,750	$1,416	$70,906,512	$70,907,928

Subscriptions	145	—	22,000	22,000

Net Profit (Loss)	—	(2)	(86,707)	(86,709)

Redemptions	(72,632)	—	(11,160,487)	(11,160,487)

PARTNERS’ CAPITAL,
June 30, 2014	378,263	$1,414	$59,681,318	$59,682,732

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Per Unit Operating Performance:

Net asset value, beginning of period	$150.7298	$157.3110

Net realized and net unrealized change in trading profit (loss)	8.6114	3.5527
Expenses (1)	(1.5602)	(3.0827)

Net asset value, end of period	$157.7810	$157.7810

Total Return: (2) (3)

Total return	4.68%	0.30%

Ratios to Average Net Assets: (1) (3)

Expenses	1.01%	2.01%

Net investment income (loss)	-1.01%	-2.01%

(1) The ratios do not reflect the proportionate share of expense of the Portfolio Funds.

(2) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual partner’s return may vary from these returns based on timing of capital transactions.

(3) The ratios are not annualized.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013
Per Unit Operating Performance:

Net asset value, beginning of period	$171.8005	$168.5217

Net realized and net unrealized change in trading profit (loss)	(9.8104)	(4.8196)
Expenses (1)	(1.6833)	(3.3953)

Net asset value, end of period	$160.3068	$160.3068

Total Return: (2) (3)

Total return	-6.69%	-4.87%

Ratios to Average Net Assets: (1) (3)

Expenses	0.99%	2.00%

Net investment income (loss)	-0.99%	-2.00%

(1) The ratios do not reflect the proportionate share of expense of the Portfolio Funds.

(2) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual partner’s return may vary from these returns based on timing of capital transactions.

(3) The ratios are not annualized.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced operations on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner” or “Sponsor”), the sponsor and general partner of the Partnership, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are five Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, generally the same minimum investment amounts, fees and other operational criteria apply across all FuturesAccess Funds.  Each trading advisor for the Portfolio Funds participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of June 30, 2014 and December 31, 2013 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.                                      INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of June 30, 2014 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). Effective as of April 30, 2014 the Partnership redeemed all of its assets from Man AHL FuturesAccess LLC (“Man AHL”), and effective as of May 1, 2014 the Partnership reallocated the redemption proceeds to Lynx. The strategy of these Portfolio Funds is to be trend followers. MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the respective Portfolio Funds’ trading advisors (“Trading Advisors”).

The details of investments in Portfolio Funds at and for the six month period ended June 30, 2014 are as follows:

June 30, 2014

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 6/30/14	Management Fee	Performance Fee	Redemptions Permitted
Winton	$11,866,640	19.88%	$413,752	$7,241,404	$(97,153)	$(76,352)	Semi -Monthly
Aspect	11,866,641	19.88%	(109,702)	10,007,269	(96,455)	—	Semi -Monthly
Transtrend	11,866,640	19.88%	437,892	9,472,706	(64,418)	—	Semi -Monthly
BlueTrend	11,866,642	19.88%	556,456	10,905,068	(64,998)	—	Monthly
Lynx	11,866,641	19.88%	425,786	11,465,095	(20,544)	(46,112)	Semi -Monthly
Man AHL*	—	0.00%	(509,489)	—	(43,736)	—	Monthly

Total Investment in Portfolio Funds at fair value	$59,333,204	99.40%	$1,214,695	$49,091,542	$(387,304)	$(122,464)

*Liquidated as of April 30, 2014.

The details of investments in Portfolio Funds at and for the year ended December 31, 2013 are as follows:

December 31, 2013

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/13	Management Fee	Performance Fee	Redemptions Permitted
Winton	$14,111,527	19.90%	$1,442,581	$8,874,714	$(299,925)	$(106,090)	Semi -Monthly
Aspect	14,111,527	19.90%	(773,505)	11,713,792	(297,276)	—	Semi -Monthly
Transtrend	14,111,528	19.90%	(110,517)	11,386,931	(198,537)	—	Semi -Monthly
BlueTrend	14,111,529	19.90%	(1,753,279)	13,569,670	(197,702)	(36,727)	Monthly
Man AHL*	14,111,528	19.90%	(1,561,906)	17,267,605	(197,289)	—	Monthly

Total Investment in Portfolio Funds at fair value	$70,557,639	99.50%	$(2,756,626)	$62,812,712	$(1,190,729)	$(142,817)

*Liquidated as of April 30, 2014.

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Partnership’s partners’ capital. These investments are recorded at fair value. The following is summarized financial information for each of the Portfolio Funds:

	As of June 30, 2014
	Total Assets	Total Liabilities	Total Capital
Winton	$960,366,651	$26,504,130	$933,862,521
Aspect	135,374,830	5,974,068	129,400,762
Transtrend	71,550,850	1,548,367	70,002,483
BlueTrend	94,926,182	6,557,612	88,368,570
Lynx	46,060,210	1,435,802	44,624,408
Man AHL*	—	—	—

Total	$1,308,278,723	$42,019,979	$1,266,258,744

	As of December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Winton	$1,006,017,501	$27,668,096	$978,349,405
Aspect	178,880,965	11,663,470	167,217,495
Transtrend	97,528,185	11,196,695	86,331,490
BlueTrend	128,712,857	14,876,861	113,835,996
Lynx**	33,144,505	3,388,810	29,755,695
Man AHL*	21,737,588	3,344,732	18,392,856

Total	$1,466,021,601	$72,138,664	$1,393,882,937

	For the six months ended June 30, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$47,404,187	$(614,274)	$(24,737,400)	$22,052,513
Aspect	(97,582)	(282,584)	(2,888,639)	(3,268,805)
Transtrend	3,397,486	(299,490)	(1,034,775)	2,063,221
BlueTrend	4,952,228	(314,110)	(1,715,218)	2,922,900
Lynx	1,130,576	(93,561)	(598,006)	439,009
Man AHL*	(538,782)	(97,828)	(280,458)	(917,068)

Total	$56,248,113	$(1,701,847)	$(31,254,496)	$23,291,770

	For the six months ended June 30, 2013
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$40,621,483	$(741,956)	$(20,527,585)	$19,351,942
Aspect	1,785,675	(458,370)	(4,939,775)	(3,612,470)
Transtrend	(2,026,562)	(458,606)	(1,844,877)	(4,330,045)
BlueTrend	(11,510,444)	(411,786)	(2,265,160)	(14,187,390)
Lynx**	481,964	(150,525)	(653,351)	(321,912)
Man AHL*	(930,752)	(141,266)	(525,634)	(1,597,652)

Total	$28,421,364	$(2,362,509)	$(30,756,382)	$(4,697,527)

*Liquidated as of April 30, 2014.

**Added to the Portfolio May 1, 2014.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.  As such, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from any level for the periods presented.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2014	$59,333,204	$—	$59,333,204	$—
December 31, 2013	$70,557,639	$—	$70,557,639	$—

4.    MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Partnership has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Funds’ net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition of the Portfolio Funds. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the net asset value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the respective Trading Advisors.

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2014, the rate was 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Partnership for the three and six months ended June 30, 2014 and 2013 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee and are not separately charged to the Partnership.

The Partnership pays MLAI a wrap fee in the amount of 4.0% per annum of the Partnership’s average month end net asset value.

Wrap fees as presented on the Statements of Operations are paid to related parties.

6.    SUBSEQUENT EVENTS

In respect to BlueTrend’s Trading Advisor, effective as of July 1, 2014,  BlueCrest Capital Management LLP was restructured from an English-incorporated limited liability partnership to a Guernsey-domiciled company, BlueCrest Capital Management Limited. On July 31, 2014, with effect from July 1, 2014, BlueTrend, MLAI, BlueCrest Capital Management LLP and BlueCrest Capital Management Limited entered into a Novation and Amendment Agreement with respect to the Advisory Agreement.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June
2013	$171.6601	$168.4627	$171.8005	$176.8050	$166.2503	$160.3068
2014	$151.4082	$153.1223	$150.7298	$151.9635	$156.3551	$157.7810

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

Investors in the Partnership generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last day of any calendar month (each a “Redemption Date”), upon providing notice at least 10 calendar days prior to month-end.  The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the six months ended June 30, 2014 the Partnership’s capital decreased 15.83% from $70,907,928 to $59,682,732. This decrease was attributable to the net loss from operations of $86,709, coupled with the redemption of 72,632 Redeemable Units resulting in an outflow of $11,160,487. The cash outflow was offset with cash inflow of $22,000 due to subscriptions of 145 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Partnership’s treatment of fair value see Financial Statements Note 3, Fair Value of Investments.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Portfolio Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million. If the Portfolio Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Portfolio Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

“Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to June 30, 2014

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

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolios held, through the Partnership’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

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

April 1, 2014 to June 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of June 30, 2014:

June 30, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$76,076	4.40%
Currencies - Futures	98,879	5.72%
Currencies - Forwards	28,721	1.66%
Energy	303,230	17.53%
Interest rates	946,349	54.70%
Metals	(45,839)	-2.65%
Stock indices	322,461	18.64%

Total	$1,729,877	100.00%

The Partnership experienced a net trading profit for the quarter ended June 30, 2014 of $3,479,133.

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolios held, through the Partnership’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

The Partnership gained 4.7% in the second quarter. Returns were positive for most of the Portfolio Funds during the second quarter. Continuing trends in equity indices and fixed income drove performance. Choppiness and some reversals in currencies and commodities minimally offset those gains.

In equities, the Portfolio Funds came into the second quarter with long exposure, with positions across geographies. While the first quarter had not necessarily seen the strong upward trends in global equity prices continue, there had not been any significant reversals either. As such, trend followers generally kept their positioning from year end. Exposures were greatest in U.S. and European indices. The upward trend in equities resumed to some extent in the second quarter with many markets rising in late April. These moves were beneficial to long positions. The asset class had losses in April, but was profitable in both May and June as markets rose.

In fixed income, the Portfolio Funds had long positioning within both rates and bonds given falling yields in the first quarter. Yields generally moved lower still in April and May and in several markets in June as well. These moves benefited long positions held by trend followers. Fixed income proved to be the most profitable asset class for the second quarter, generating gains in all three months.

In currencies, the Portfolio Funds lost money. The U.S. dollar exhibited somewhat choppy moves, falling in April, rising in May and falling again in June. The Portfolio Funds were profitable trading the British pound, but lost money in their yen and euro exposures. Losses in April and May were somewhat made up for by gains in June.

Commodity trading was difficult and generally contributed to losses. Oil markets were down initially before recovering in the second half of the second quarter on heightened concerns over the disruption of supply in Iraq. Long positions generally made money. Natural gas saw a reversal later in the quarter, falling as stock levels and the weather outlook improved, resulting in some losses. Larger losses came from the agricultural sector and especially grains. With several negative supply effects such as drought conditions and tensions in Ukraine dissipating, these markets reversed and fell, leading to losses on long positions. Metal markets also shifted direction several times, depending on strength in the Chinese economy, production levels and safe-haven demand, leading to additional losses.

In summary, equity and fixed income trends continued in the second quarter. Energy markets were also profitable. On the other hand, there was some choppiness in currencies and several commodity sectors such as grains and metals suffered mild reversals which detracted from performance. Overall, the gains outweighed losses and the quarter was profitable for the Partnership.

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

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolios held, through the Partnership’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

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

April 1, 2013 to June 30, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of June 30, 2013:

June 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$152,087	12.16%
Currencies - Futures	73,517	5.88%
Currencies - Forwards	43,246	3.46%
Energy	(41,753)	-3.34%
Interest rates	122,070	9.76%
Metals	1,063,576	85.05%
Stock indices	(162,234)	-12.97%

Total	$1,250,509	100.00%

The Partnership experienced a net trading loss for the second quarter ended June 30, 2013 of $5,961,451.

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolios held, through the Partnership’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

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

The Portfolio Funds under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

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

Each Portfolio Fund’s risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk.  Due to each Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements of the Portfolio Funds have been used as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects, which would reduce the Value at Risk estimates resulting from the fact that the Portfolio Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The following information with respect to Value at Risk (“VaR”) is set forth in respect of the Portfolio Funds separately rather than for the Fund on a stand alone basis.

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for six month periods ended June 30, 2014 and 2013.

Aspect Class DT (1)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$195,840	1.54%	$383,630	$38,696
Energy	89,376	0.70%	157,749	32,986
Interest Rates	408,132	3.22%	640,912	170,127
Metals	141,979	1.12%	163,202	127,327
Stock Indices	334,420	2.64%	465,099	234,119
Currencies	99,676	0.79%	192,124	22,465

TOTAL	$1,269,423	10.01%	$2,002,716	$625,720

(1) Average Capitalization of Aspect Class DT is $12,682,071.

Aspect Class DT (1)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$229,878	1.04%	$475,142	$36,752
Energy	177,044	0.80%	258,324	93,292
Interest Rates	286,964	1.29%	451,541	131,388
Metals	567,171	2.56%	910,736	344,735
Stock Indices	184,149	0.83%	274,643	127,143
Currencies	499,568	2.25%	638,143	367,218

TOTAL	$1,944,774	8.77%	$3,008,529	$1,100,528

(1) Average Capitalization of Aspect Class DT is $22,194,620.

BlueTrend Class DT (2)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$313,712	2.46%	$459,286	$152,754
Energy	148,987	1.17%	256,677	79,423
Interest Rates	360,163	2.83%	600,856	206,825
Metals	42,398	0.33%	68,586	16,796
Stock Indices	221,065	1.73%	450,645	32,609
Currencies	389,005	3.05%	560,480	194,755

TOTAL	$1,475,330	11.57%	$2,396,530	$683,162

(2) Average capitalization of BlueTrend Class DT is $12,749,026.

BlueTrend Class DT (2)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$56,382	0.26%	$88,848	$22,205
Energy	168,631	0.77%	240,964	47,363
Interest Rates	1,195,474	5.46%	1,708,165	335,805
Metals	99,200	0.45%	257,007	32,132
Stock Indices	335,879	1.54%	455,386	103,146
Currencies	277,585	1.27%	658,419	123,657

TOTAL	$2,133,151	9.75%	$3,408,789	$664,308

(2) Average capitalization of Bluetrend Class DT is $21,881,113.

Transtrend Class DT (3)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$609,666	4.78%	$875,587	$416,921
Energy	412,912	3.23%	761,174	103,308
Interest Rates	355,277	2.78%	528,369	228,303
Metals	75,325	0.59%	120,976	34,257
Stock Indices	203,876	1.60%	281,603	148,473
Currencies	483,055	3.78%	616,841	392,506

TOTAL	$2,140,111	16.76%	$3,184,550	$1,323,768

(3) Average capitalization of Transtrend Class DT is $12,766,700.

Transtrend Class DT (3)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$125,386	0.57%	$300,291	$39,314
Energy	53,233	0.24%	84,877	36,773
Interest Rates	1,664,457	7.52%	2,343,366	674,478
Metals	346,154	1.56%	616,923	252,582
Stock Indices	83,578	0.38%	111,888	37,285
Currencies	16,210	0.07%	39,935	4,328

TOTAL	$2,289,018	10.34%	$3,497,280	$1,044,760

(3) Average capitalization of Transtrend Class DT is $22,134,174.

Winton Class DT (4)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$359,766	2.81%	$434,151	$267,848
Energy	30,643	0.24%	35,344	24,259
Interest Rates	221,828	1.73%	418,709	47,706
Metals	130,295	1.02%	163,226	104,788
Stock Indices	173,451	1.35%	265,106	79,788
Currencies	88,843	0.69%	106,779	75,645

TOTAL	$1,004,826	7.84%	$1,423,315	$600,034

(4) Average capitalization of Winton Class DT is $12,809,176.

Winton Class DT (4)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$160,262	0.72%	$270,213	$54,829
Energy	96,071	0.43%	112,767	68,700
Interest Rates	367,858	1.65%	488,881	221,485
Metals	209,585	0.94%	450,637	12,035
Stock Indices	129,958	0.58%	189,734	82,560
Currencies	298,543	1.34%	408,995	170,845

TOTAL	$1,262,277	5.66%	$1,921,227	$610,454

(4) Average capitalization of Winton Class DT is $22,249,255.

Lynx Class DT (5)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$305,678	2.53%	$329,460	281,896
Energy	203,544	1.68%	219,380	187,708
Interest Rates	871,539	7.20%	939,346	803,732
Metals	432,282	3.57%	465,914	398,649
Stock Indices	19,402	0.16%	20,911	17,892
Currencies	367,231	3.04%	395,802	338,660

TOTAL	$2,199,676	18.18%	$2,370,813	$2,028,537

(5) Average capitalization of Lynx Class DT is $12,098,318.

Man AHL LLC Class DT (6)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$84,905	0.39%	$101,960	$42,183
Energy	49,587	0.23%	86,330	9,578
Interest Rates	1,413,896	6.44%	1,787,451	609,328
Metals	207,255	0.94%	417,392	82,975
Stock Indices	29,672	0.14%	55,075	15,276
Currencies	304,821	1.39%	362,844	150,114

TOTAL	$2,090,136	9.53%	$2,811,052	$909,454

(6) Average capitalization of Man AHL LLC Class DT is $21,955,428.

*Liquidated as of April 30, 2014.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Fund.  The magnitude of the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and the Portfolio Funds to incur severe losses over a short period of time.  Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership’s and the Portfolio Funds’ trading.  The foregoing Value at Risk tables — as well as the past performance of the Partnership and the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Portfolio Funds have non-trading market risk on their foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are typically immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90% of their assets which are held in cash at MLPF&S and MLI.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the Portfolio Funds’ Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Portfolio Funds have begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic risk control procedures consist of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Trading Advisors.

Risk Management

The Portfolio Funds’ Trading Advisors attempt to control risk in the investment process — from confirmation of a trend to determining the exposure in a given market. The Trading Advisors check the accuracy of market data, and typically will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, the Trading Advisors seek to control overall risk as well as the risk of any one position, and the Trading Advisors trade only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry. The Trading Advisors factor the point of exit into the decision to enter (stop loss).  The size of a Portfolio Fund’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for performance, proprietary research is conducted on an ongoing basis to refine the Portfolio Funds’ investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The Trading Advisors may vary the weighting at their discretion as market conditions, liquidity, position limit considerations and other factors warrant.

The Trading Advisors may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, the Trading Advisors at their sole discretion may override computer-generated signals and may at times use discretion in the application of their quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of each Trading Advisor’s investment strategy.  At its discretion, the Trading Advisor may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Portfolio Funds control the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week and more frequently if a particular foreign currency balance becomes unusually high.

The Portfolio Funds have cash flow interest rate risk on their cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Portfolio Funds in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended June 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	157.3110
Feb-14	16,000	106	151.4082
Mar-14	6,000	39	153.1223
Apr-14	—	—	150.7298
May-14	—	—	151.9635
Jun-14	—	—	156.3551
Jul-14	—	—	157.7810

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

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)