Form 10-Q
period 2014-09-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2014-11-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-28928

ML TREND-FOLLOWING FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3887922
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

250 Vesey Street, 11th Floor

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center

250 Vesey Street, 11th Floor

New York, New York 10080

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

As of September 30, 2014, 347,929 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS:
Cash	$349,518	$350,292
Investments in Portfolio Funds (cost $44,773,633 for 2014 and cost $62,812,712 for 2013)	56,959,290	70,557,639
Due from Portfolio Funds	1,748,401	7,439,324

TOTAL ASSETS	$59,057,209	$78,347,255

LIABILITIES AND PARTNERS’ CAPITAL LIABILITIES:
Wrap fee payable	$196,855	$261,156
Redemptions payable	1,436,629	7,178,171

Total liabilities	1,633,484	7,439,327

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,485	1,416
Limited Partners (347,929 Units and 450,741 Units)	57,422,240	70,906,512

Total partners’ capital	57,423,725	70,907,928

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$59,057,209	$78,347,255

NET ASSET VALUE PER UNIT
(Based on 347,938 and 450,750 Units outstanding; unlimited Units authorized)	$165.0401	$157.3110

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

TRADING PROFIT (LOSS):
Realized, net	$1,259,879	$1,192,504	$(22,161)	$5,836,036
Change in unrealized, net	1,943,995	(5,093,039)	4,440,730	(12,272,495)
Total trading profit (loss), net	3,203,874	(3,900,535)	4,418,569	(6,436,459)

EXPENSES:
Wrap fee	593,452	906,306	1,894,856	3,148,755
Total expenses	593,452	906,306	1,894,856	3,148,755

NET INVESTMENT INCOME (LOSS)	(593,452)	(906,306)	(1,894,856)	(3,148,755)

NET PROFIT (LOSS)	2,610,422	$(4,806,841)	$2,523,713	$(9,585,214)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	366,836	583,845	403,860	634,515

Net income (loss) per weighted average General Partner and Limited Partner Unit	$7.12	$(8.23)	$6.25	$(15.11)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL,
December 31, 2012	704,586	$1,517	$118,736,498	$118,738,015

Subscriptions	220	—	37,000	37,000

Net Profit (Loss)	—	(148)	(9,585,066)	(9,585,214)

Redemptions	(152,706)	—	(25,213,083)	(25,213,083)

PARTNERS’ CAPITAL,
September 30, 2013	552,100	$1,369	$83,975,349	$83,976,718

PARTNERS’ CAPITAL,
December 31, 2013	450,750	$1,416	$70,906,512	$70,907,928

Subscriptions	145	—	22,000	22,000

Net Profit (Loss)	—	69	2,523,644	2,523,713

Redemptions	(102,957)	—	(16,029,916)	(16,029,916)

PARTNERS’ CAPITAL,
September 30, 2014	347,938	$1,485	$57,422,240	$57,423,725

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Per Unit Operating Performance:

Net asset value, beginning of period	$157.7810	$157.3110

Net realized and net unrealized change in trading profit (loss)	8.8771	12.4298
Expenses (1)	(1.6180)	(4.7007)

Net asset value, end of period	$165.0401	$165.0401

Total Return: (2)

Total return	4.60%	4.91%

Ratios to Average Net Assets: (1) (2)

Expenses	1.01%	3.02%

Net investment income (loss)	-1.01%	-3.02%

(1) The ratios do not reflect the proportionate share of expense of the Portfolio Funds.

(2) The ratios and total return are not annualized.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
Per Unit Operating Performance:

Net asset value, beginning of period	$160.3068	$168.5217

Net realized and net unrealized change in trading profit (loss)	(6.6510)	(11.4706)
Expenses (1)	(1.5516)	(4.9469)

Net asset value, end of period	$152.1042	$152.1042

Total Return: (2)

Total return	-5.12%	-9.74%

Ratios to Average Net Assets: (1) (2)

Expenses	0.99%	2.99%

Net investment income (loss)	-0.99%	-2.99%

(1) The ratios do not reflect the proportionate share of expense of the Portfolio Funds.

(2) The ratios and total return are not annualized.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Trend-Following Futures Fund L.P. (the “Partnership”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced operations on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI”, or “General Partner” or “Sponsor”), the sponsor and general partner of the Partnership, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are five Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds.  MLAI may select other parties as clearing broker(s).  Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  MLAI may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers.  MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material. Certain prior year items have been reclassified to conform to the current year presentation.

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of September 30, 2014 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). Each of the Portfolio Funds implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”). MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Funds.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Portfolio Funds’ respective Trading Advisors.

The details of investments in Portfolio Funds at and for the nine month period ended September 30, 2014 are as follows:

September 30, 2014

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 9/30/14	Management Fee	Performance Fee	Redemptions Permitted
Winton	$11,414,841	19.88%	$503,551	$6,916,154	$(140,664)	$(93,693)	Semi -Monthly
Aspect	11,414,842	19.88%	598,128	9,131,937	(140,406)	—	Semi -Monthly
Transtrend	11,414,841	19.88%	1,530,207	8,471,413	(93,981)	(14,058)	Semi -Monthly
BlueTrend	11,299,925	19.68%	559,662	10,387,542	(93,989)	—	Monthly
Lynx**	11,414,841	19.88%	1,736,510	9,866,587	(50,454)	(372,872)	Semi -Monthly
Man AHL*	—	0.00%	(509,489)	—	(43,736)	—	Monthly

Total Investment in Portfolio Funds at fair value	$56,959,290	99.20%	$4,418,569	$44,773,633	$(563,230)	$(480,623)

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

*Liquidated as of April 30, 2014.

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Partnership’s partners’ capital. These investments are recorded at fair value. The following is summarized financial information for each of the Portfolio Funds:

	As of September 30, 2014
	Total Assets	Total Liabilities	Total Capital
Winton	$969,883,428	$57,110,489	$912,772,939
Aspect	143,921,012	14,391,446	129,529,566
Transtrend	74,719,967	4,407,558	70,312,409
BlueTrend	93,311,150	8,320,821	84,990,329
Lynx**	47,951,675	4,388,666	43,563,009

Total	$1,329,787,232	$88,618,980	$1,241,168,252

	As of December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Winton	$1,017,995,743	$39,646,338	$978,349,405
Aspect	181,942,358	14,724,863	167,217,495
Transtrend	99,784,514	13,453,024	86,331,490
BlueTrend	131,419,686	17,583,690	113,835,996
Man AHL*	22,152,777	3,759,921	18,392,856

Total	$1,453,295,078	$89,167,836	$1,364,127,242

	For the nine months ended September 30, 2014
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Winton	$60,450,846	$(908,716)	$(34,648,215)	$24,893,915
Aspect	8,619,753	(412,821)	(4,131,709)	4,075,223
Transtrend	10,391,804	(442,733)	(1,552,613)	8,396,458
BlueTrend	5,387,299	(417,590)	(2,449,658)	2,520,051
Lynx**	7,446,393	(161,271)	(2,020,729)	5,264,393
Man AHL*	(538,782)	(97,828)	(280,458)	(917,068)

Total	$91,757,313	$(2,440,959)	$(45,083,382)	$44,232,972

	For the nine months ended September 30, 2013
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Winton	$32,731,028	$(1,029,682)	$(29,966,395)	$1,734,951
Aspect	(13,380,664)	(643,556)	(8,224,782)	(22,249,002)
Transtrend	(5,006,136)	(634,125)	(2,635,885)	(8,276,146)
BlueTrend	(13,703,267)	(601,231)	(3,330,317)	(17,634,815)
Man AHL*	(2,534,942)	(231,458)	(712,053)	(3,478,453)

Total	$(1,893,981)	$(3,140,052)	$(44,869,432)	$(49,903,465)

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

The fair value measurement guidance established by U.S. GAAP is a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.  As the Partnership can transact with the Portfolio Funds on a monthly basis, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level for the periods presented.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2014	$56,959,290	$—	$56,959,290	$—
December 31, 2013	$70,557,639	$—	$70,557,639	$—

4.                MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Partnership has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Funds’ Unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition of the Portfolio Funds. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of the respective Trading Advisor’s monitoring, with the market risk controls being applied by the respective Trading Advisors.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Portfolio Funds’ Statements of Financial Condition.

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2014, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and nine months ended September 30, 2014 and 2013 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee and are not separately charged to the Partnership.

The Partnership pays MLAI a wrap fee in the amount of 4.0% per annum of the Partnership’s average month end net asset value. Wrap fees, as presented on the Statements of Operations, are paid to a related party.

6.              SUBSEQUENT EVENTS

The General Partner has evaluated the impact of subsequent events on the Partnership through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption values and to report performance to investors is a useful performance measure for the investors of the Partnership.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2013	$171.6601	$168.4627	$171.8005	$176.8050	$166.2503	$160.3068	$158.1637	$153.5721	$152.1042
2014	$151.4082	$153.1223	$150.7298	$151.9635	$156.3551	$157.7810	$155.4049	$163.5612	$165.0401

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

Investors in the Partnership generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last day of any calendar month (each a “Redemption Date”), upon providing notice at least 10 calendar days prior to month-end.  The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

As a commodity pool, the Partnership maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Portfolio Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the manager of the Portfolio Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the respective Trading Advisor would determine, in its discretion which investments should be liquidated.

For the nine months ended September 30, 2014, the Partnership’s capital decreased 19.02% from $70,907,928 to $57,423,725. This decrease was attributable to the net profit from operations of $2,523,713, coupled with the redemption of 102,957 Redeemable Units resulting in an outflow of $16,029,916. The cash outflow was offset with cash inflow of $22,000 due to subscriptions of 145 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. The General Partner has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2011.

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

January 1, 2014 to September 30, 2014

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

In equity indices, the Portfolio Funds came into the second quarter with long exposure, with positions across geographies. While the first quarter had not necessarily seen the strong upward trends in global equity prices continue, there had not been any significant reversals either. As such, trend followers generally kept their positioning from year end. Exposures were greatest in U.S. and European indices. The upward trend in equities resumed to some extent in the second quarter with many markets rising in late April. These moves were beneficial to long positions. The asset class had losses in April, but was profitable in both May and June as markets rose.

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

July 1, 2014 to September 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of September 30, 2014:

September 30, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$924,080	45.93%
Currencies - Futures	395,760	19.67%
Currencies - Forwards	(280,219)	-13.93%
Energy	479,714	23.85%
Interest rates	233,268	11.59%
Metals	515,518	25.63%
Stock indices	(256,367)	-12.74%

Total	$2,011,754	100.00%

The Partnership experienced a net trading profit for the quarter ended September 30, 2014 of $3,203,874.

In the third quarter, managed futures and trend following strategies had positive performance. Returns were negative in July, but August and September were strong months. Continuing trends in fixed income and new trends in the currency and commodity sectors drove performance. A slight reversal in equity indices resulted in small offsetting losses.

References herein to the trading, portfolios and performance of the Portfolio Funds refer to such trading, portfolios and performance generally across the Portfolio Funds.

In equity indices, the Portfolio Funds came into the third quarter with long exposure, with positions across geographies. The largest exposures were in U.S. and European indices. These positions were due to the upward trend in the asset class which had generally continued during the second quarter. During the third quarter, this trend weakened, with global growth concerns starting to weigh on markets. September was a down month for many equity indices and gains from earlier in the quarter were given back. The sector ended with small losses for the Partnership.

In fixed income, the Portfolio Funds had long positioning with both rates and bonds having generally falling yields. The moves were especially large in August, resulting in profits for the Portfolio Funds. Yields rose slightly in September, leading to a small give back of earlier gains, but fixed income ended up being a strong driver of performance for the Portfolio Funds in the quarter overall.

Currencies also performed strongly. Diverging economic performance and central bank policies were important factors in driving currencies during the third quarter. A decently performing U.S. economy relative to much of the rest of the world meant that the U.S. dollar strengthened against most foreign currencies. The Portfolio Funds generally adopted a long U.S. dollar bias and made profits being short currencies like the euro and yen which weakened consistently through the third quarter.

Commodities were another bright spot for the Portfolio Funds. The strength in the U.S. dollar and the slow weakening of the global economy were among the factors that led to many commodities falling over the course of the third quarter. Supply and demand factors such as dissipating tensions around the Ukraine situation, higher global oil production and reports of strong harvests in many grain markets also played a role. The Portfolio Funds were generally long commodity markets coming into July, but moved to a short stance by the end of August with minimal losses. As the downward trends in the asset class accelerated in September, the Portfolio Funds were well positioned to benefit from them. Falling prices in oil markets, precious metals, grains and softs all contributed positively to performance.

In summary, fixed income trends generally continued in the third quarter. The Portfolio Funds also took advantage of relatively newer downward trends in currencies and commodities. Slight reversals in equity indices mildly detracted from performance. Overall, the third quarter was profitable for the Partnership.

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

July 1, 2013 to September 30, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of September 30, 2013:

September 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$380,668	-75.62%
Currencies - Futures	151,859	-30.17%
Currencies - Forwards	(375,596)	74.61%
Energy	(185,903)	36.93%
Interest rates	131,416	-26.11%
Metals	(217,761)	43.26%
Stock indices	(388,076)	77.10%

Total	$(503,393)	100.00%

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

Market movements result in frequent changes in the fair market value of the Portfolio Funds’ open positions and, consequently, in earnings and cash flow.  The Portfolio Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Funds’ open positions and the liquidity of the markets in which they trade.

The Portfolio Funds under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of their future results.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine month periods ended September 30, 2014 and 2013.

Aspect Class DT (1)

	September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$278,818	2.27%	$493,886	$37,191
Energy	127,263	1.04%	225,454	31,704
Interest Rates	356,969	2.91%	615,992	163,512
Metals	104,973	0.86%	156,856	37,966
Stock Indices	258,134	2.10%	447,014	118,923
Currencies	107,169	0.87%	184,653	21,591

TOTAL	$1,233,326	10.05%	$2,123,855	$410,887

(1) Average capitalization of Aspect Class DT is $12,271,935.

Aspect Class DT (1)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$187,310	0.90%	$485,338	$37,540
Energy	151,468	0.73%	263,867	85,318
Interest Rates	426,050	2.04%	738,420	134,207
Metals	639,054	3.07%	930,279	352,132
Stock Indices	126,243	0.61%	280,536	2,325
Currencies	359,961	1.73%	651,837	54,574

TOTAL	$1,890,086	9.08%	$3,350,277	$666,096

(1) Average capitalization of Aspect Class DT is $20,835,111.

BlueTrend Class DT (2)

	September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$313,191	2.54%	$454,736	$151,241
Energy	138,931	1.13%	254,134	78,636
Interest Rates	340,339	2.76%	594,903	204,776
Metals	32,898	0.27%	67,907	13,476
Stock Indices	225,479	1.83%	446,181	32,286
Currencies	318,306	2.58%	554,928	168,809

TOTAL	$1,369,144	11.11%	$2,372,789	$649,224

(2) Average capitalization of Bluetrend Class DT is $12,343,306.

BlueTrend Class DT (2)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$57,986	0.28%	$82,170	$20,536
Energy	166,096	0.81%	222,852	43,803
Interest Rates	980,362	4.76%	1,579,776	310,565
Metals	229,630	1.12%	549,661	29,717
Stock Indices	209,373	1.02%	421,158	5,894
Currencies	241,168	1.17%	608,931	114,363

TOTAL	$1,884,615	9.16%	$3,464,548	$524,878

(2) Average capitalization of Bluetrend Class DT is $20,578,924.

Transtrend Class DT (3)

	September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$586,896	4.74%	$838,539	$399,280
Energy	265,676	2.15%	728,967	5,756
Interest Rates	281,781	2.28%	506,012	154,376
Metals	293,769	2.37%	796,617	32,807
Stock Indices	173,964	1.40%	269,687	123,039
Currencies	338,245	2.73%	590,740	83,812

TOTAL	$1,940,331	15.67%	$3,730,562	$799,070

(3) Average capitalization of Transtrend Class DT is $12,385,810.

Transtrend Class DT (3)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$114,504	0.55%	$304,647	$39,884
Energy	66,286	0.32%	99,168	37,306
Interest Rates	1,282,586	6.15%	2,377,361	428,805
Metals	684,630	3.28%	1,475,306	256,247
Stock Indices	110,924	0.53%	178,137	37,826
Currencies	87,546	0.42%	250,785	4,390

TOTAL	$2,346,476	11.25%	$4,685,404	$804,458

(3) Average capitalization of Transtrend Class DT is $20,853,799.

Winton Class DT (4)

	September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$297,059	2.40%	$427,271	$174,910
Energy	74,769	0.60%	171,186	23,875
Interest Rates	234,804	1.89%	412,073	46,950
Metals	159,786	1.29%	232,674	103,127
Stock Indices	160,322	1.29%	260,904	78,523
Currencies	80,741	0.65%	105,087	64,359

TOTAL	$1,007,481	8.12%	$1,609,195	$491,744

(4) Average capitalization of Winton Class DT is $12,394,906.

Winton Class DT (4)

	September 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$125,373	0.60%	$249,177	$50,560
Energy	75,784	0.36%	103,988	47,597
Interest Rates	313,771	1.50%	450,821	204,242
Metals	292,580	1.40%	516,456	11,098
Stock Indices	109,621	0.52%	174,963	76,133
Currencies	255,340	1.22%	377,154	157,544

TOTAL	$1,172,469	5.60%	$1,872,559	$547,174

(4) Average capitalization of Winton Class DT is $20,901,840.

Lynx Class DT** (5)

	September 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$372,999	3.17%	$463,812	277,770
Energy	138,107	1.17%	216,169	87,284
Interest Rates	483,561	4.11%	925,598	211,191
Metals	344,635	2.93%	459,095	262,772
Stock Indices	272,119	2.32%	485,770	17,630
Currencies	369,208	3.14%	412,288	333,703

TOTAL	$1,980,629	16.84%	$2,962,732	$1,190,350

(5) Average capitalization of Lynx Class DT is $11,753,834.

**Added to the Portfolio May 1, 2014.

Man AHL LLC Class DT* (6)

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

(6) Average capitalization of Man AHL LLC Class DT is $20,630,944.

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

The Portfolio Funds also have non-trading market risk on approximately 90% of their assets which are held in cash at MLPF&S and MLI.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Risk Management

Trading Advisors often adopt risk management principles or practices designed to limit losses to their trading programs. These principles typically restrict the size of positions taken as well as establishing stop-loss points at which losing positions are liquidated. However, there can be no assurance that “stop loss” policies will be effective to limit losses, as it may not be possible to execute the transaction necessary to close out a position against which the market is moving. In particular, certain futures markets impose “daily limits” which restrict the maximum price movement, both up and down, of a particular futures contract during any given day. Once the “daily limit” has been reached, it may be difficult, if not impossible, to liquidate an open position against which the market is moving. No risk control technique can assure that substantial, or even total, losses will be avoided.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended September 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

	Subscription
	Amount	Units	NAV(1)
Jan-14	$—	—	157.3110
Feb-14	16,000	106	151.4082
Mar-14	6,000	39	153.1223
Apr-14	—	—	150.7298
May-14	—	—	151.9635
Jun-14	—	—	156.3551
Jul-14	—	—	157.7810
Aug-14	—	—	155.4049
Sep-14	—	—	163.5612
Oct-14	—	—	165.0401

(1) Beginning of the month Net Asset Value

The Units are subject to upfront sales commissions paid to MLPF&S of 0.5% of an investor’s gross subscription amount.  Sales commissions are directly deducted from subscription amounts.

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

31.01 and 31.02                                                       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02             Are filed herewith.

32.01 and 32.02                                                       Section 1350 Certifications

Exhibit 32.01 and 32.02             Are filed herewith.

Exhibit 101                                                                                 Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)