Form 10-K
period 2014-12-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2015-03-20
CIK 1005177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

Yes  ☐  No  ☒

The Units of limited partnership interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable

As of February 28, 2015, limited partnership units with an aggregate Net Asset Value of $60,410,150 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2014 Annual Report and Report of  Independent Registered Public Accounting Firm, the annual report  to security holders for the year ended December 31, 2014, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TREND-FOLLOWING FUTURES FUND L.P.

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies with some exceptions the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor for the Portfolio Funds participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Portfolio Funds in which the Partnership presently invests are specified below and may change from time to time based on the investment of discretion of MLAI.  Each Portfolio Fund implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”).  The Trading Advisors primarily employ systematic trading strategies, which seek to identify market and price trends and take positions in the direction of these trends.  The Trading Advisors may also implement a variety of other pattern recognition and price movement trading systems.  See “Portfolio Funds’ Trading Programs,” below.  MLAI has full discretion over the selection of, and allocation and reallocation of Partnership capital among the Portfolio Funds, see “Portfolio Funds—Selection and Allocations,” below.

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

As of December 31, 2014, the aggregate Net Asset Value of the Partnership was $59,440,422 and the Net Asset Value per Unit, originally $100 as of July 15, 1996, had risen to $182.0166.

Through December 31, 2014, the highest month-end Net Asset Value per Unit was $272.23 (May 31, 2003) and the lowest $98.89 (August 31, 1996).

The Net Asset Value of the Partnership is generally calculated in accordance with generally accepted accounting principles (“GAAP”). However, the Partnership’s Limited Partnership Agreement allows the Sponsor to depart from GAAP in calculating the  Partnership’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the Sponsor determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The Sponsor may depart from GAAP in calculating the Partnership’s Net Asset Value for these purposes if, for example, it determines that application of GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the Sponsor determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the Sponsor departs from GAAP in calculating the Partnership’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Partnership’s audited financial statements will continue to be determined in accordance with GAAP.

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

MLAI periodically reviews Portfolio Fund performance as well as changes in market conditions to determine whether to terminate existing or to add new underlying FuturesAccess Funds, and/or to adjust its target allocations and relative weightings among the existing Portfolio Funds.  MLAI has complete flexibility in allocating and reallocating capital in any manner that it may deem appropriate and in adding or removing new underlying FuturesAccess Funds in which the Partnership will invest.

During the fiscal year ended December 31, 2014, MLAI terminated one of the Trading Advisors. Effective as of April 30, 2014, the Partnership redeemed all of its assets from Man AHL FuturesAccess LLC and effective as of May 1, 2014 MLAI reallocated the redemption proceeds to Lynx FuturesAccess LLC.

Portfolio Funds and Trading Advisors

(a) The Partnership currently invests in the following underlying Portfolio Funds which are advised, respectively, by the Trading Advisors as indicated below:

Portfolio Funds	Trading Advisors
Aspect FuturesAccess LLC	Aspect Capital Limited*
(“Aspect Fund”)	(“Aspect”)
ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(“Transtrend Fund”)	(“Transtrend”)
ML Winton FuturesAccess LLC	Winton Capital Management Limited*
(“Winton Fund”)	(“Winton”)
ML BlueTrend FuturesAccess LLC	Systematica Investments Limited* **
(“BlueTrend Fund”)	(“Systematica”)
Lynx FuturesAccess LLC	Lynx Asset Management AB
(“Lynx Fund”)	(“Lynx”)

* This Trading Advisor is registered under the Investment Advisers Act of 1940.

**BlueCrest Capital Management LLP was the trading advisor for the BlueTrend Fund at the beginning of 2014.  Effective as of July 1, 2014 BlueCrest Capital Management LLP was restructured from an English-incorporated limited liability partnership to a Guernsey-domiciled company, BlueCrest Capital Management Limited.  Effective as of January 1, 2015 Systematica Investments Limited replaced BlueCrest Capital Management Limited as the trading advisor for the BlueTrend Fund.

(b) The allocation percentages of the Partnership’s investment in the underlying Portfolio Funds as of December 31, 2014 are as follows:

Aspect FuturesAccess LLC	20%
ML BlueTrend FuturesAccess LLC	20%
Lynx FuturesAccess LLC	20%
ML Transtrend DTP Enhanced FuturesAccess LLC	20%
ML Winton FuturesAccess LLC	20%

(c)  Each of the Portfolio Funds is managed by MLAI.  Each Trading Advisor has entered into an Advisory Agreement with the relevant Portfolio Fund and MLAI that govern the advisory services that each Trading Advisor provides to a Portfolio Fund.  After the initial term of an Advisory Agreement, the Advisory Agreement generally will be automatically renewed for successive periods, on the same terms, unless terminated by either the Trading Advisor or the Portfolio Fund upon written notice to the other party in accordance with the Advisory Agreement.  In addition, the Advisory Agreements may be terminated at any time upon the occurrence of certain events, such as the aggregate capitalization of a Portfolio Fund falling below a specified level or as a result of a material breach of an Advisory Agreement by any of the parties.  An Advisory Agreement also will terminate immediately if the applicable Portfolio Fund is terminated and dissolved as determined by MLAI.  The trading strategies and investment objectives of each of the Portfolio Funds are outlined in “Portfolio Funds’ Trading Programs,” below.

Portfolio Funds’ Trading Programs

Aspect Fund

Aspect trades its Diversified Program for the Aspect Fund (the “Aspect Trading Program”).  The Aspect Trading Program applies a systematic and broadly diversified global trading system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  Aspect does not engage in retail, off-exchange foreign currency investment pursuant to the Aspect Trading Program.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aims to achieve long-term diversification.

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

With respect to market and liquidity risk, Aspect employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Aspect Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, Aspect has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Aspect Trading Program, Aspect may intervene in the risk management framework in extreme market situations where Aspect believes that an intervention is in the best interests of its clients.  Aspect has an Operational Risk Committee, chaired by Aspect’s Chief Risk Officer, which is responsible for managing all operational risk affecting Aspect.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at Aspect, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

BlueTrend Fund

Systematica trades its BlueTrend Program for the BlueTrend Fund (the “BlueTrend Trading Program”).  The BlueTrend Trading Program is a systematic trend follower, but its decision-making inputs are technical.  Systematica aims to apply scientific techniques to the analysis and modeling of markets.  The BlueTrend Fund trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.

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

Lynx Fund

Lynx trades its Lynx Program for the Lynx Fund (the “Lynx Trading Program”).  The Lynx Trading Program trades futures contracts on the global futures markets.  The Lynx Trading Program is managed by applying a process that includes a focus on risk management.  Lynx uses systematic futures trading programs or models to produce trading signals on a largely automated basis to trade futures contracts in the equity, fixed income, commodity and F/X asset classes.

One of the most important aspects of Lynx’s management process is model development.  Lynx believes that as financial markets are constantly developing, it is important to be continually improving the models used in the management of the program and developing new ones.  Lynx has created databases containing historical price information for a wide variety of different financial instruments, in which the data series often go back thirty years or more.  Ideas about how to improve the models in current use are tested on historical data using software developed by Lynx.  Another important activity is to attempt to improve the portfolio structure by developing methods for allocating risk between different models and different markets.

The aim is for the models used in the management of the Lynx Trading Program to complement each other and contribute to greater diversification and a more uniform return.  The models complement each other in terms of structure as well as the time horizons within which they operate.  In the very short-term models, the average duration of the positions typically is only a couple of hours, while in the models with the longest time horizon, the average life of a holding generally is several months.

Risk management is an integrated feature in the investment process and Lynx focuses on diversification and portfolio construction.  Around 70 futures markets are traded across four sectors: equity indices, fixed income, currencies and commodities.  Position sizes are determined based on correlations with other markets.  The models operate independently and the portfolio is built “bottom-up” based on the signals from each model.  Tools designed to minimize each investment’s loss are integrated in the design of the models, e.g., by using automated stop-loss mechanisms.  As a result the risk utilization in the program changes over time, which is intended to limit drawdowns.  VaR is used to limit position concentration and risk levels.

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

Transtrend trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on F/X, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on exchanges and/or OTC markets.  The underlying values of these instruments traded may also include other economic variables which are now or may become the subject of organized futures, options, options on futures, swap, swaps on futures, and forward trading.  The instruments that Transtrend trades may also include other derivative, margined instruments, traded on exchanges and/or OTC markets.  The Transtrend Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Transtrend Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In the trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations, or “synthetics,” of instruments.

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

The allocation to instruments, i.e., the determination of portfolio components and their relative proportions, varies over the course of time, because, among other reasons, of changes to the list of instruments traded in the Transtrend Trading Program and because of observed changes in price behavior, correlation and market liquidity.  Transtrend reserves the right to expand or contract the instruments it trades.

Risk management plays a role in Transtrend’s trading methodology.  The Transtrend Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  Specific risk provisions are computed for each market exposure.  Risk assessments are determined on the basis of a regular or continuous evaluation of daily price behavior possibly leading to regular adjustments during the life of exposures.

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

Winton Fund

Winton trades its Diversified Program (the “Winton Trading Program”) for the Winton Fund.

Winton follows a disciplined investment process that is based on scientific analysis of past data.  The initial stage of the process involves collecting, cleaning and organizing large amounts of data. Winton uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data.  Winton conducts scientific research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors.  Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs.  These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk.  Generally, if rising prices are forecast, a long position will be established or maintained and if falling prices are forecast, a short position will be established or maintained.

Historically, Winton’s research was focused on developing trend-following strategies that invest in futures contracts (based on data that is intrinsic to markets).  However, in recent years, Winton has increased its use of non-trend-following strategies (generally based on data that is external to markets).

Winton’s investment strategies are operated as an automated, computer-based system. This investment system is modified over time as Winton monitors its operation and undertakes further research.  Changes to the system occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

Winton generally expects the holding periods for the Winton Trading Program portfolio to be long-term with the average holding period across all instruments expected to be 3-8 months.

The Winton Trading Program currently invests in a diversified portfolio of over 100 futures markets, currency forwards and related instruments.

Most of Winton’s investments are made strictly in accordance with the output of Winton’s system.  However Winton may, on occasion (such as the occurrence of exceptional events that fall outside the parameters of the research on which the system is based), make investment decisions based on other factors and take action to override the output of the system to seek to protect the interests of clients.  For example, if there is a market crash or if trading is suspended on a market or exchange, Winton may attempt to reduce the risk by decreasing leverage or liquidating or hedging positions in certain markets.

Employees

The Partnership has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Partnership’s cash is used as security for and to pay the Partnership’s trading losses as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Portfolio Funds to trade on a speculative basis in a wide range of commodities on behalf of the Partnership (through the Portfolio Funds).  While being used for this purpose, the Partnership’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

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

•                        pledged as collateral to MLI for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

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

Typically the vast majority of the Portfolio Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of each Portfolio Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Portfolio Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts will vary among Portfolio Funds and could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Partnership and the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Portfolio Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Portfolio Fund’s assets, including as prime brokers.  However, the vast majority of the Portfolio Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

Charges

The following table summarizes the charges incurred by the Partnership for the years ended 2014, 2013 and 2012.

	2014		2013		2012
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Wrap Fee	2,494,985	4.07%	3,973,316	4.08%	5,972,416	4.05%
Total	$2,494,985	4.07%	$3,973,316	4.08%	$5,972,416	4.05%

The Partnership’s average month-end Net Assets during 2014, 2013 and 2012 equaled $61,300,479, $97,355,563 and $147,341,659, respectively.

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Portfolio Funds on their forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Portfolio Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Units of the Partnership.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Portfolio Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Portfolio Fund’s assets at MLPF&S are neither a direct expense of the Portfolio Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Partnership, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Partnership by the investor.

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

No brokerage commission is charged to investors at the Partnership level, although brokerage commissions are charged at the Portfolio Funds’ level, and investors in the Partnership will be indirectly subject to their pro rata share of such brokerage commissions based on the investment on the Partnership in such underlying Portfolio Funds.

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

The Portfolio Funds pay their respective Trading Advisors monthly management fees based on the month-end net asset value of such Portfolio Fund. The management fee rate payable to the respective Trading Advisors is: 1.5% per year with respect to the Aspect Fund and Winton Fund; and 1% per year with respect to the BlueTrend Fund, Lynx Fund and Transtrend Fund.

The Trading Advisors have agreed to share a portion of their management fees with MLAI in order to defray costs in connection with and in consideration of BAC providing certain administrative and operational support for the Portfolio Fund.  MLAI, however, waived its portion of the management fees with respect to the Partnership’s investment in the Portfolio Funds.

Trading Advisors	Performance fees

Each Portfolio Fund pays an annual or quarterly performance fee to its Trading Advisor, at 15%, 20%, 22.5% or 25% which rate and performance fee calculation period varies among the Portfolio Funds, with respect to the Partnership units in the Portfolio Fund.  The Portfolio Fund calculates performance fees based on any increase in the net asset value of the classes of units subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Portfolio Fund as a whole or of specific units of a particular class.  The performance fee is also paid on net redemptions.  The performance fee is based on New Trading Profits.  “New Trading Profits” equal any increase in the net asset value, prior to reduction for any accrued performance fee or sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group.  The “High Water Mark” equals the highest net asset value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net asset value for purposes of calculating the performance fee does not include any interest income earned by the Portfolio Fund.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisors and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Partnership.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—“F/X Forward Trading” and “—Regulatory   Changes Could Restrict the Partnership’s Operations.”

Other than in respect of the registration requirements pertaining to the Partnership’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Partnership is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A: Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Partnership or Trading Advisors is not necessarily indicative of how the Partnership or the Trading Advisors may perform in the future.  There can be no assurance that the Partnership will achieve its investment objectives or avoid substantial or total loss.  The Partnership may sustain losses in the future under market conditions in which it achieved gains in the past.

Portfolio Limited to Underlying FuturesAccess Funds

The Partnership will invest in underlying FuturesAccess Funds and in cash.  Only trading advisors which are willing to share their advisory fees with MLAI are included in FuturesAccess.  Consequently, even though the Trading Advisors do not share with MLAI portions of their management and performance fees related to the invested capital of the Partnership, the universe of trading advisors is inherently limited — correspondingly limiting the diversification of the Partnership’s portfolio.

Concentration of Underlying Trading Advisors

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

The Trading Advisors generally anticipate that most of the trades indicated by their systems can be expected to be unprofitable and look to generate profits from the occasional major price trends which generate substantial profits.  In the absence of these price trends, material losses result.

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

No Formal Investment Restrictions or Allocation Limits

In constructing the Partnership’s portfolio, MLAI is not subject to any formal diversification requirements or restrictions, other than the restrictions that only FuturesAccess Funds be included in the portfolio.  There are no limitations on the minimum or maximum number of underlying FuturesAccess Funds, or on the absolute or relative percentage of Partnership capital, which may be allocated to any underlying FuturesAccess Fund.  Certain FuturesAccess Funds selected by MLAI may be allocated substantially larger portions of Partnership capital than others.  In addition, the relative allocation among the underlying FuturesAccess Funds will vary, perhaps materially, over time due to market appreciation/depreciation and other factors, including the MLAI’s decision to modify any one or more underlying FuturesAccess Funds’ target allocations and relative weightings.

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

F/X Forward Trading

The Partnership may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in F/X forward contracts.  Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Partnership is exposed to the credit risk of the OTC counterparties with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

The Partnership is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Partnership remains obligated to perform.  The Partnership will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties to forwards generally have the right to terminate trades under a number of circumstances including, for example, declines in the Partnership’s net assets and certain “key person” events.  Any premature termination of the Partnership’s currency forward trades could result in significant losses for the Partnership, because the Partnership may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Partnership, including transactions through which the Partnership is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, this may change in the future. See “Regulatory Changes Could Restrict the Partnership’s Operations” in this section below.

Dodd-Frank amended the definition of “eligible contract participant,” and the Partnership expects to meet the amended definition so long as its total assets exceed $10 million.  If the Partnership does not meet the definition of “eligible contract participant,” it could lead to the Partnership’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Partnership may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Partnership would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which the Sponsor would otherwise recommend, to the possible detriment of the Partnership.

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

The Partnership trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Partnership buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities.  Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Partnership’s Statements of Financial Condition.  Contracts are priced daily by the Partnership and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Partnership records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  The Partnership also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

The Partnership’s investments in uncleared OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although derivatives traded on regulated exchanges or execution facilities are subject to risk of failure of the exchange or facility on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

The aggregate capital committed to the managed futures sector in general is also near its all-time high.  The more capital that is traded in these markets, or that is committed to any particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Partnership, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Partnership do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Partnership to liquidate profitable positions, result in a tracking error between the Partnership’s portfolio and the Trading Advisor’s standard trading program and cause the Partnership to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter. Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has proposed a new set of speculative position limits which are not yet finalized.  If the current proposal is approved, the size or duration of positions available to the Partnership may be further limited.

In addition, Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The Sponsor is subject to CFTC-imposed position limits through its control of the Partnership, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Sponsor hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although the Sponsor may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Partnership’s case, the Trading Advisor may not be able to implement the Trading Program for the Partnership in the same manner as for its other clients, causing the Partnership to underperform other accounts utilizing the Trading Program, or the Partnership may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Partnership.

Any of the regulations discussed above could adversely affect the Partnership in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisors may trade on futures exchanges outside the United States on behalf of the Partnership.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Partnership has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Partnership will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Partnership has entered into a futures contract.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Partnership is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Partnership assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLI and their affiliates — could result in all or a substantial portion of the Partnership’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Partnership or suspend, limit or otherwise alter trading, perhaps causing the Partnership to miss significant profit opportunities.

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

MLAI’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Partnership.

MLAI may have limited control over the selection of counterparties by the Portfolio Funds.  The Portfolio Funds also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and the MLI, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Partnership’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

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

In addition, if BAC directly or indirectly owns 10% or more of the Partnership, which would typically result from BAC providing seed capital to the Partnership to help ensure that the Partnership has enough capital to commence trading activities, the Partnership’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Partnership’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Partnership’s assets on deposit with MLPF&S were not considered customer funds, the Partnership would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Partnership capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

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

To the extent the Partnership enters into cleared swap transactions, the Partnership will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally commingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges cash margin for OTC trades is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in non-interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Regulatory Changes Could Restrict the Partnership’s Operations

The Partnership implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity Partnerships in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Partnership by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

Dodd-Frank includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank will ultimately require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Partnership.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market. Dodd-Frank may also require other OTC derivatives traded by the Partnership, if any, to be centrally cleared or traded on a regulated market.  This may subject the Partnership, the Trading Advisor, the Sponsor and/or the Partnership’s counterparties to additional regulatory requirements. Certain of these regulatory requirements could affect the Partnership, the Trading Advisor or the Sponsor directly, while others could impact the Partnership, the Trading Advisor or the Sponsor indirectly due to the impact of the requirements on the Partnership’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Partnership in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also will require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are currently subject to these rules. Such requirements may make it more difficult and costly for investment Partnerships, including the Partnership, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Partnership might otherwise engage impossible or so costly that they will no longer be economical to implement.

Although Dodd-Frank will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Partnership may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

The overall impact of Dodd-Frank on the Partnership remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-EU counterparties such as the Partnership are likely to become indirectly subject to such requirements when they transact with EU counterparties, which will require compliance by their non-EU counterparties in order to satisfy their own obligations under EMIR.  EU FCs or NFC+s which transact with a non-EU counterparty that would be classed as an FC or an NFC+ if it had been established in the EU will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorised central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the EU, although draft legislation covering various classes has been proposed.

Certain risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have already been implemented through secondary measures, while others, such as the requirement to exchange collateral, are still being finalised.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the EU.

It is difficult to predict the full impact of these regulatory developments on the Partnership Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Partnership’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”) and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Partnership in an aggregate amount such that BAC may be deemed to control the Partnership for purposes of the BHCA, or if BAC is otherwise deemed to control the Partnership for purposes of the BHCA, the Partnership may be subject to certain investment and other limitations.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Partnership and the Portfolio Funds do not use any physical properties in the conduct of their business.

The Partnership’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York, 10080).  MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                Market Information:

There is no established public trading market for the Units.  Investors in the Partnership generally may redeem or exchange any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of the last day of any calendar month (each a “Redemption Date”), upon providing notice at least ten calendar days prior to the proposed Redemption Date.  The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

(b)                                Holders:

As of December 31, 2014, there were 2,745 holders of Units, including MLAI.

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

	Subscription
	Amount	Units	NAV (1)
Jan-14	$—	—	$157.3110
Feb-14	16,000	106	151.4082
Mar-14	6,000	39	153.1223
Apr-14	—	—	150.7298
May-14	—	—	151.9635
Jun-14	—	—	156.3551
Jul-14	—	—	157.7810
Aug-14	—	—	155.4049
Sep-14	—	—	163.5612
Oct-14	—	—	165.0401
Nov-14	—	—	166.8307
Dec-14	—	—	178.6831
Jan-15	—	—	182.0166
Feb-15	—	—	190.2861

(1) Beginning of the month Net Asset Value

The Units are subject to sales commissions paid to MLPF&S of 0.5%.  Sales commissions are directly deducted from subscription amounts.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Partnership.

	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended
Income Statement Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Revenues

Trading Profit (Loss):
Realized, net	$1,533,464	$8,389,331	$10,000,130	$13,782,454	$26,852,630
Change in unrealized, net	9,252,101	(11,145,957)	(15,758,092)	(16,176,418)	4,429,765

Total trading profit (loss)	10,785,565	(2,756,626)	(5,757,962)	(2,393,964)	31,282,395

Investment Income:
Interest	—	—	—	330	1,031

Expenses:
Administrative and filing fees	—	—	—	—	(163,623)
Wrap fee	2,494,985	3,973,316	5,972,416	8,213,872	9,529,851

Total expenses	2,494,985	3,973,316	5,972,416	8,213,872	9,366,228

Net Investment Loss	(2,494,985)	(3,973,316)	(5,972,416)	(8,213,542)	(9,365,197)

Net Income (Loss)	$8,290,580	$(6,729,942)	$(11,730,378)	$(10,607,506)	$21,917,198

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Total Partners’ Capital	$59,440,422	$70,907,928	$118,738,015	$170,829,040	$227,549,777
Net Asset Value per Unit	$182.0166	$157.3110	168.5217	$183.3240	$193.2146

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Partnership.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2010	$169.6232	$173.3194	$183.5183	$186.8689	$178.8380	$179.5466	$176.6927	$182.7091	$185.2251	$191.0227	$184.9559	$193.2146
2011	$190.8217	$194.3375	$190.6906	$198.0035	$189.6097	$183.3753	$190.7027	$189.4490	$188.0956	$179.7529	$180.9711	$183.3240
2012	$183.7531	$185.8545	$181.1093	$182.0269	$185.1992	$176.1164	$183.6088	$179.9176	$175.3381	$167.6940	$167.7226	$168.5217
2013	$171.6601	$168.4627	$171.8005	$176.8050	$166.2503	$160.3068	$158.1637	$153.5721	$152.1042	$156.1230	$158.0672	$157.3110
2014	$151.4082	$153.1223	$150.7298	$151.9635	$156.3551	$157.7810	$155.4049	$163.5612	$165.0401	$166.8307	$178.6831	$182.0166

ML TREND FOLLOWING FUTURES FUND L.P.

December 31, 2014

Type of Pool: Single-Advisor/Publicly-Offered/Not “Principal Protected”(1)

Inception of Trading: July 15, 1996

Aggregate Subscriptions:   $1,717,588,407

Current Capitalization:   $59,440,422

Worst Monthly Drawdown:(2)   (13.89)% (January 2005)

Worst Peak-to-Valley Drawdown:(3)   (47.47)%  (June 2003 — December 2014)

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(3.75)%	1.86%	0.24%	(1.24)%	(3.57)%
February	1.13	(1.86)	1.14	1.84	2.18
March	(1.56)	1.98	(2.55)	(1.88)	5.88
April	0.82	2.91	0.51	3.84	1.83
May	2.89	(5.97)	1.74	(4.24)	(4.30)
June	0.91	(3.58)	(4.91)	(3.29)	0.40
July	(1.51)	(1.34)	4.26	4.00	(1.59)
August	5.25	(2.90)	(2.01)	(0.66)	3.41
September	0.90	(0.96)	(2.55)	(0.72)	1.38
October	1.08	2.64	(3.39)	(4.43)	3.13
November	7.10	1.25	(0.99)	0.68	(3.18)
December	1.87	(0.48)	0.47	1.30	4.46
Compound Annual Rate of Return	15.70%	(6.66)%	(8.07)%	(5.12)%	9.84%

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Partnership’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

•                  The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•                  The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively.

•                  Realized profits (losses) and changes in unrealized profits (losses) on open positions are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Operational Overview

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the Portfolio Fund level and the allocation to each underlying Portfolio Fund.

December 31, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$144,382	4.61%
Currencies - Futures	320,756	10.24%
Currencies - Forward	161,306	5.15%
Energy	925,164	29.53%
Interest rates	1,290,734	41.20%
Metals	(77,118)	-2.46%
Stock indices	367,582	11.73%

Total	$3,132,806	100.00%

Results of Operations/Performance Summary

This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2014	Total Trading Profit (Loss)
Winton Fund	1,590,873
Aspect Fund	3,168,595
Transtrend Fund	2,206,143
BlueTrend Fund	1,119,777
Lynx Fund	3,209,667
Man Fund	(509,490)

$10,785,565

The Partnership experienced a net trading profit for the year ended December 31, 2014 of $10,785,565.

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

In the fourth quarter, managed futures and trend following strategies had very strong performance. Returns were positive in all three months. Continuing trends in energies, fixed income and currencies drove performance. Equity indices were a detractor. Trend-Following Futures returned 10.3% for the quarter. In equity indices, the Portfolio Funds came into the third quarter with long exposure, with positions across geographies. The largest exposures were in U.S. and European indices. While the upward trend in equity indices was not especially strong, there had not been any big reversals in the space either; as such, the Portfolio Funds generally maintained their long exposure. The last quarter of the year saw more choppiness in the space. The first half of October saw a sharp selloff, driven by general worries over global growth, concerns of recession and potential deflation in Europe, weakening Chinese demand and approaching rate hikes in the U.S. Markets did recover in the second half of October and showed some continued strength in November, but only to see another mild reversal in December due to similar factors. The back and forth with several directional shifts hurt the Portfolio Funds who were reducing and adding to exposures at the wrong time, all the while maintaining a long posture. They lost money in October, made some of it back in November, but lost again in December. The asset class had negative attribution for the quarter. In agriculture, metals and interest rate asset classes, the Portfolio Funds made money in all three months, illustrating the continuation of major trends. Fixed income was the most profitable as the same concerns causing equities to show choppiness led to much lower yields in bonds. The Portfolio Funds made very strong gains being long markets, especially in Europe where yields fell.  In currencies, the divergence between the economies of the U.S. on one hand and Europe and Japan on the other was clearly apparent. The U.S. dollar appreciated strongly against both the euro and yen, along with most other foreign currencies. The Portfolio Funds were generally short these currencies and benefited from the continuing trends.  Commodities also proved profitable, with energy markets driving performance. During the third quarter, the Portfolio Funds had gotten short oil and oil product markets as the price of oil fell sharply due to supply/demand imbalances. The moves accelerated in the fourth quarter as OPEC refused to cut production. WTI crude oil was down over -40% in the three months. The Portfolio Funds were positioned to take advantage of this continuing trend. Moves in metals and agriculturals were much milder and attribution from those two sectors was muted. In summary, in three important sectors (fixed income, energies and FX), continuing trends led to strong gains. There were relatively few significant reversals elsewhere. As a result, the fourth quarter was-profitable for trend followers.

Year ended December 31, 2013	Total Trading Profit (Loss)
Winton Fund	1,442,581
Aspect Fund	(773,505)
Transtrend Fund	(110,517)
BlueTrend Fund	(1,753,279)
Man Fund	(1,561,906)

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

Year ended December 31, 2012	Total Trading Profit (Loss)
Winton Fund	$(1,252,467)
Aspect Fund	(2,759,516)
Transtrend Fund	421,627
BlueTrend Fund	60,564
Man Fund	(2,228,170)

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

(The Portfolio Funds and the Partnership have no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

The Portfolio Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

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

Quantifying the Partnership’s Trading Value at Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.)  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Aspect Class DT (1)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$264,070	2.18%	$448,283	$33,757
Energy	131,965	1.09%	204,637	28,776
Interest Rates	347,436	2.86%	559,114	148,414
Metals	72,274	0.60%	142,373	2,994
Stock Indices	209,169	1.72%	405,740	107,942
Currencies	118,505	0.98%	200,770	19,597

TOTAL	$1,143,419	9.43%	$1,960,917	$341,480

(1) Average capitalization of Aspect Class DT is $12,132,912.

Aspect Class DT (1)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$171,125	0.87%	$497,671	$38,494
Energy	131,316	0.67%	270,572	51,548
Interest Rates	509,628	2.60%	814,364	137,617
Metals	512,605	2.61%	953,917	73,475
Stock Indices	285,395	1.46%	842,716	2,384
Currencies	293,831	1.50%	668,400	55,961

TOTAL	$1,903,900	9.71%	$4,047,640	$359,479

(1) Average Capitalization of Aspect Class DT is $19,605,347.

BlueTrend Class DT (2)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$318,500	2.62%	$463,711	$154,226
Energy	319,509	2.63%	565,880	172,141
Interest Rates	331,002	2.72%	606,645	208,818
Metals	41,857	0.34%	76,662	13,742
Stock Indices	211,314	1.74%	454,987	32,923
Currencies	128,892	1.06%	259,150	67,578

TOTAL	$1,351,074	11.11%	$2,427,035	$649,428

(2) Average capitalization of BlueTrend Class DT is $12,171,071.

BlueTrend Class DT (2)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$57,140	0.30%	$87,348	$21,830
Energy	176,492	0.91%	236,896	46,563
Interest Rates	893,867	4.62%	1,679,326	330,136
Metals	207,399	1.07%	584,298	31,590
Stock Indices	444,896	2.30%	1,329,705	6,265
Currencies	276,628	1.43%	647,303	121,569

TOTAL	$2,056,422	10.63%	$4,564,876	$557,953

(2) Average capitalization of BlueTrend Class DT is $19,361,769.

Transtrend Class DT (3)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$491,912	4.04%	$836,377	$178,328
Energy	271,372	2.23%	727,087	5,741
Interest Rates	316,307	2.60%	504,707	153,978
Metals	319,494	2.62%	794,563	32,723
Stock Indices	149,398	1.23%	268,992	64,962
Currencies	264,157	2.17%	589,217	37,529

TOTAL	$1,812,640	14.89%	$3,720,943	$473,261

(3) Average capitalization of Transtrend Class DT is $12,178,083.

Transtrend Class DT (3)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$124,010	0.63%	$314,802	$41,213
Energy	92,040	0.47%	167,571	38,550
Interest Rates	1,030,532	5.25%	2,456,609	140,938
Metals	594,521	3.03%	1,524,484	246,680
Stock Indices	290,900	1.48%	844,420	39,087
Currencies	244,282	1.25%	726,989	4,537

TOTAL	$2,376,285	12.11%	$6,034,875	$511,005

(3) Average capitalization of Transtrend Class DT is $19,613,252.

Winton Class DT (4)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$272,886	2.24%	$411,567	$168,481
Energy	72,436	0.59%	164,894	22,997
Interest Rates	217,386	1.78%	396,928	45,224
Metals	145,173	1.19%	224,122	99,337
Stock Indices	169,472	1.39%	251,315	75,637
Currencies	58,589	0.48%	101,224	877

TOTAL	$935,942	7.67%	$1,550,050	$412,553

(4) Average capitalization of Winton Class DT is $12,207,701.

Winton Class DT (4)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$92,271	0.47%	$219,692	$35,969
Energy	52,089	0.26%	91,683	7,587
Interest Rates	262,312	1.33%	397,476	180,074
Metals	201,893	1.03%	455,345	9,785
Stock Indices	229,559	1.17%	654,092	67,124
Currencies	189,512	0.96%	332,526	79,355

TOTAL	$1,027,636	5.22%	$2,150,814	$379,894

(4) Average capitalization of Winton Class DT is $19,663,337.

Lynx Class DT* (5)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$449,957	3.86%	$600,661	$279,906
Energy	120,683	1.04%	217,832	86,180
Interest Rates	330,581	2.84%	932,715	66,564
Metals	375,108	3.22%	462,625	264,793
Stock Indices	376,942	3.23%	574,180	17,766
Currencies	245,363	2.10%	415,458	32,817

TOTAL	$1,898,634	16.29%	$3,203,471	$748,026

(5) Average capitalization of Lynx Class DT is $11,659,516.

*Added to the Portfolio May 1, 2014.

Man AHL LLC Class DT** (6)

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

(6) Average capitalization of Man AHL LLC Class DT is $19,401,784.

**Liquidated as of April 30, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not intervene in the markets to hedge or diversify the Partnership’s market exposure MLAI may urge the Portfolio Funds to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that the Portfolio Funds has begun to deviate from past practice and trading policies or to be trading erratically, MLAI basic risk control procedures consist of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Portfolio Funds.

Risk Management

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of monitoring the Trading Advisors, with the market risk controls being applied by the respective Trading Advisors.

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

Item 8:        Financial Statements and Supplementary Data

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013	2013	2013	2013
Total Income (Loss)	$6,366,996	$3,203,874	$3,479,133	$(2,264,438)	$3,679,833	$(3,900,535)	$(5,961,451)	$3,425,527
Total Expenses	600,129	593,452	630,283	671,121	824,562	906,306	1,060,726	1,181,722
Net Income (Loss)	$5,766,867	$2,610,422	$2,848,850	$(2,935,559)	$2,855,271	$(4,806,841)	$(7,022,177)	$2,243,805

Net Income (Loss) per weighted average Unit (a)	$16.9431	$7.1161	$7.0519	$(6.6603)	$5.4596	$(8.2331)	$(11.1560)	$3.2508

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

Item 9:        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the year ended December 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (1992).

Based on its assessment the Partnership’s management concluded that at December 31, 2014, the Partnership’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a- 15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Partnership’s internal control, over financial reporting.

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

Keith Glenfield, age 40, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.   In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 48, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting

Spencer Boggess, age 47, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third-party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 61, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 42, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.   Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.     From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 39, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Ninon Marapachi, age 37, has been a Vice President of MLAI since January 2014. Ms. Marapachi is a Managing Director and has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 38, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.    Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 38, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Steven L. Suss, age 55, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss also served as Senior Vice President of BACA from July 2007 to December 2013.  Mr. Suss was responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2014, the directors and executive officers of MLAI had no investment in the Partnership, and MLAI’s general partner interest in the Partnership was valued at $1,638.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

Item 11:  Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Partnership does not have any officers, managers or employees.  The Partnership pays wrap fees to MLAI.  The Portfolio Funds pay brokerage commissions to MLPF&S, which is a BAC affiliate of MLAI.  MLAI also receives a portion of the management fees from the Trading Advisors or Portfolio Funds (although not in respect of the Partnership’s investment in the Portfolio Funds).  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Portfolio Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Partnership, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable (The Units represent limited partnership interests.  The Partnership is managed by its general partner, MLAI).

(b)                                 Security Ownership of Management:

As of December 31, 2014, MLAI owned 9 Unit-equivalent general partner interest, which was less than 1% of the total Units outstanding, and the directors and executive officers of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions and Director Independence

Not applicable.

Director Independence

No person who served as a manager of MLAI during 2014 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)                                       Audit Fees

Aggregate fees billed directly to the Partnership for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Partnership’s annual financial statements and review of financial statements included in the Partnership’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2014 and 2013 were $177,067 and $173,595, respectively.

(b)                                       Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2014 and 2013 related to the Fund.

(c)                                        Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                       All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013, other than as set forth in the preceding paragraph (a).

(e)                                        Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

		Page
1.	Financial Statements:

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2014 and 2013	2

	Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

	Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012	4

	Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	5

	Notes to Financial Statements	6

2.	Financial Statement Schedules:

	(a) Financial Statements of Aspect FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2014 and 2013	2

	Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

	Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

	Notes to Financial Statements	9

	(b) Financial Statements of ML BlueTrend FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2014 and 2013	2

	Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	7

Notes to Financial Statements	8

(c) Financial Statements of Lynx FuturesAccess LLC

INDEPENDENT AUDITOR’S REPORT	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the year ended December 31, 2014 and 2013	3

Statements of Changes in Members’ Capital for the year ended December 31, 2014, 2013 and for the period July 1, 2012 (commencement of operations) to December 31, 2012	4

Financial Data Highlights for the year ended December 31, 2014, 2013 and for the period July 1, 2012 (commencement of operations) to December 31, 2012	6

Notes to Financial Statements	9

(d) Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

Notes to Financial Statements	9

(e) Financial Statements of ML Winton FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

Notes to Financial Statements	9

3.                                      Exhibits:  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on                    Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Limited Partnership of ML Trend-Following Futures Fund L.P.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01(i) contained in the registrant’s Report on Form 8-K filed on August 13, 2007.

3.02	Tenth Amended and Restated Limited Partnership Agreement of ML Trend-Following Futures Fund L.P.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on May 4, 2012.

3.03	Amendment to the Tenth Amended and Restated Limited Partnership Agreement of ML Trend-Following Futures Fund L.P.

Exhibit 3.03:	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Aspect FuturesAccess LLC

13.03	Financial Statements of ML BlueTrend FuturesAccess LLC

13.04	Financial Statements of Lynx FuturesAccess LLC

13.05	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.06	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 13.01, Exhibit 13.02, Exhibit 13.03, Exhibit 13.04and Exhibit 13.05:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibits 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibits 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrill Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

101

The following materials from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 20, 2015
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 20, 2015
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 20, 2015
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 20, 2015
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 20, 2015
Dominick A. Carlino

/s/James L. Costabile	Vice President and Manager	March 20, 2015
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 20, 2015
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 20, 2015
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 20, 2015
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 20, 2015
Greg Parets

/s/Steven L. Suss	Vice President and Manager	March 20, 2015
Steven L. Suss

ML TREND-FOLLOWING FUTURES FUND L.P.

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit 13.01	Registrant’s 2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Aspect FuturesAccess Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firms

Exhibit 13.03	ML BlueTrend FuturesAccess LLC Financial Statements as of and for the years ended
December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting
Firms

Exhibit 13.04

Lynx FuturesAccess LLC Financial Statements as of and for the year ended December 31, 2014 and 2013 and for the years December 31, 2014 and 2013 and for the period July 1, 2012 (Commencement of Operations) to December 31, 2012 and Independent Auditor’s Report

Exhibit 13.05	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firms

Exhibit 13.06	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a — 14(a) / 15d — 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Partnership’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language):  (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.