Form 10-Q
period 2015-03-31
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2015-05-15
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, 314,921 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR MARCH 31, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2015	2014

ASSETS:
Cash and cash equivalents	$349,500	$349,512
Investments in Portfolio Funds (cost $40,108,327 for 2015 and cost $42,005,957 for 2014)	60,668,379	59,002,985
Receivable from Portfolio Funds	928,837	1,416,175

TOTAL ASSETS	$61,946,716	$60,768,672

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$206,490	$202,561
Redemptions payable	747,352	1,125,689

Total liabilities	953,842	1,328,250

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,743	1,638
Limited Partners (314,921 Units and 326,557 Units)	60,991,131	59,438,784

Total partners’ capital	60,992,874	59,440,422

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$61,946,716	$60,768,672

NET ASSET VALUE PER UNIT
(Based on 314,930 and 326,566 Units outstanding; unlimited Units authorized)	$193.6712	$182.0166

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$832,224	$842,574
Change in unrealized, net	3,563,024	(3,107,012)
Total trading profit (loss), net	4,395,248	(2,264,438)

INVESTMENT INCOME (EXPENSE):
Interest, net	2	—

EXPENSES:
Wrap fee	619,475	671,121
Total expenses	619,475	671,121

NET INVESTMENT INCOME (LOSS)	(619,473)	(671,121)

NET PROFIT (LOSS)	$3,775,775	$(2,935,559)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	323,028	440,768

Net income (loss) per weighted average General Partner and Limited Partner Unit	$11.69	$(6.66)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL,
December 31, 2013	450,750	$1,416	$70,906,512	$70,907,928

Subscriptions	145	—	22,000	22,000

Net Profit (Loss)	—	(59)	(2,935,500)	(2,935,559)

Redemptions	(35,945)	—	(5,449,035)	(5,449,035)

PARTNERS’ CAPITAL,
March 31, 2014	414,950	$1,357	$62,543,977	$62,545,334

PARTNERS’ CAPITAL,
December 31, 2014	326,566	$1,638	$59,438,784	$59,440,422

Subscriptions	—	—	—	—

Net Profit (Loss)	—	105	3,775,670	3,775,775

Redemptions	(11,636)	—	(2,223,323)	(2,223,323)

PARTNERS’ CAPITAL,
March 31, 2015	314,930	$1,743	$60,991,131	$60,992,874

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Per Unit Operating Performance:

Net asset value, beginning of period	$182.0166	$157.3110

Net realized and net unrealized change in trading profit (loss)	13.5719	(5.0587)
Expenses (1)	(1.9173)	(1.5225)

Net asset value, end of period	$193.6712	$150.7298

Total Return: (2) (3)

Total return	6.40%	-4.18%

Ratios to Average Net Assets: (1) (3)

Expenses	1.00%	1.00%

Net investment income (loss)	-1.00%	-1.00%

(1)	The ratios do not reflect the proportionate share of expense of the Portfolio Funds.
(2)

The total return is based on compounded monthly returns and is calculated for the limited partners as a whole. An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(3)	The ratios and total return are not annualized.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

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

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2015 the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of March 31, 2015 and December 31, 2014 and the results of its operations for the three month periods ended March 31, 2015  and 2014. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of March 31, 2015 and December 31, 2014 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). Each of the Portfolio Funds implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”). MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Portfolio Funds’ respective Trading Advisors (“Trading Advisors”).

The details of investments in Portfolio Funds at and for the three month period ended March 31, 2015 are as follows:

March 31, 2015

	Percentage of Partners’ Capital	Fair Value	Profit (Loss)	Cost @ 3/31/15	Management Fee	Performance Fee	Redemptions Permitted
Winton	19.89%	$12,133,675	$578,601	$6,402,791	$(45,817)	$(102,108)	Semi -Monthly
Aspect	19.89%	12,133,676	984,558	7,362,411	(46,376)	(173,688)	Semi -Monthly
Transtrend	19.89%	12,133,676	570,978	8,246,694	(30,510)	(165,272)	Semi -Monthly
BlueTrend	19.89%	12,133,675	1,180,313	9,624,573	(31,547)	(256,112)	Monthly
Lynx	19.89%	12,133,677	1,080,798	8,471,858	(31,102)	(270,200)	Semi -Monthly

Total Investment in Portfolio Funds at fair value	99.45%	$60,668,379	$4,395,248	$40,108,327	$(185,352)	$(967,380)

The details of investments in Portfolio Funds at and for the year ended December 31, 2014 are as follows:

December 31, 2014

	Fair Value	Percentage of Partners’ Capital	Profit (Loss)	Cost @ 12/31/13	Management Fee	Performance Fee	Redemptions Permitted
Winton	$11,818,184	19.88%	$1,590,873	$6,530,293	$(185,130)	$(285,726)	Semi -Monthly
Aspect	11,818,183	19.88%	3,168,595	7,758,764	(186,363)	(271,475)	Semi -Monthly
Transtrend	11,818,184	19.88%	2,206,143	8,410,154	(123,163)	(208,004)	Semi -Monthly
BlueTrend	11,730,252	19.73%	1,119,777	10,288,824	(123,251)	—	Monthly
Lynx**	11,818,182	19.88%	3,209,667	9,017,922	(80,103)	(741,913)	Semi -Monthly
Man AHL*	—	0.00%	(509,490)	—	(43,736)	—	Monthly

Total Investment in Portfolio Funds at fair value	$59,002,985	99.25%	$10,785,565	$42,005,957	$(741,746)	$(1,507,118)

*Liquidated as of April 30, 2014.

**Added to the Portfolio May 1, 2014.

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Partnership’s partners’ capital. The following is summarized financial information for each of the Portfolio Funds:

	As of March 31, 2015
	Total Assets	Total Liabilities	Total Capital
Winton	$1,166,221,818	$35,025,852	$1,131,195,966
Aspect	167,624,110	9,971,019	157,653,091
Transtrend	80,039,282	3,822,660	76,216,622
BlueTrend	97,164,921	7,467,123	89,697,798
Lynx	48,527,921	3,129,474	45,398,447

Total	$1,559,578,052	$59,416,128	$1,500,161,924

	As of December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Winton	$1,030,271,728	$49,186,671	$981,085,057
Aspect	160,883,084	13,082,365	147,800,719
Transtrend	77,843,044	4,857,981	72,985,063
BlueTrend	91,645,985	5,126,658	86,519,327
Lynx	49,332,652	4,574,525	44,758,127

Total	$1,409,976,493	$76,828,200	$1,333,148,293

	For the three months ended March 31, 2015
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$64,124,236	$(259,900)	$(20,975,691)	$42,888,645
Aspect	15,676,944	(129,118)	(4,406,698)	11,141,128
Transtrend	5,068,618	(127,925)	(1,514,629)	3,426,064
BlueTrend	11,103,105	(123,868)	(2,553,172)	8,426,065
Lynx	5,319,196	(56,977)	(1,260,896)	4,001,323

Total	$101,292,099	$(697,788)	$(30,711,086)	$69,883,225

	For the three months ended March 31, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$(477,967)	$(315,428)	$(8,762,745)	$(9,556,140)
Aspect	(8,321,018)	(164,304)	(1,528,321)	(10,013,643)
Transtrend	(1,667,889)	(150,832)	(547,846)	(2,366,567)
BlueTrend	(4,371,007)	(177,958)	(894,207)	(5,443,172)
Man AHL	(456,668)	(77,707)	(86,746)	(621,121)

Total	$(15,294,549)	$(886,229)	$(11,819,865)	$(28,000,643)

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data and investments in Portfolio Funds valued using the reported net asset value from the Portfolio Fund.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.  As the Partnership can transact with the Portfolio Funds on a monthly/semi-monthly basis, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from Level II during the periods presented.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2015	$60,668,379	$—	$60,668,379	$—
December 31, 2014	$59,002,985	$—	$59,002,985	$—

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

MLAI, as sponsor of the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Portfolio Funds. This policy may increase risk to the Portfolio Funds by preventing the diversification of brokers used by the Portfolio Funds.

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their futures clearing broker. Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forward balances are eligible for offset with a net settlement due to MLI.

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

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended March 31, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three month periods ended March 31, 2015 and 2014 is paid on behalf of the Partnership by the Sponsor. These fees are included in the wrap fee and are not separately charged to the Partnership.

Wrap fees as presented on the Statements of Operations are paid to related parties.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  ASU 2015-07 will be effective for the Partnership beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively.  MLAI is currently evaluating the standard and does not believe it will have a material impact on the Partnership’s financial statements.

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

The Partnership calculates the Net Asset Value per Unit as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”).  The Partnership’s Net Asset Value as of any calculation date generally equals the value of the Partnership’s interests in the Portfolio Funds as of that date, plus any other assets held by the Partnership, minus accrued wrap fees and all other liabilities of the Partnership.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT

	Jan.	Feb.	Mar.
2014	$151.4082	$153.1223	$150.7298
2015	$190.2861	$189.5042	$193.6712

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

The Partnership and the Portfolio Funds change positions and market focus frequently.  Consequently, the fact that the Partnership and the Portfolio Funds realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Partnership and the Portfolio Funds will do so in the future.

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

For the three months ended March 31, 2015 the Partnership’s capital increased 2.61% from $59,440,422 to $60,992,874.  This increase was attributable to the net profit from operations of $3,775,775, coupled with the redemption of 11,636 Redeemable Units resulting in an outflow of $2,223,323. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and each Portfolio Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million. If a Portfolio Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Portfolio Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to March 31, 2015

January 1, 2015 to March 31, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2015:

March 31, 2015

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$425,955	27.02%
Currencies - Futures	(9,070)	-0.58%
Currencies - Forwards	(127,237)	-8.07%
Energy	127,252	8.07%
Interest rates	989,716	62.79%
Metals	(25,353)	-1.61%
Stock indices	195,171	12.38%

Total	$1,576,434	100.00%

The Partnership experienced a net trading profit for the quarter ended March 31, 2015 of $4,395,248.

In the first quarter, returns were positive in January and March, with a slight dip in February. Continuing trends in fixed income, equity indices, currencies and energies drove performance.

Reference herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolios held, through the Partnership’s Portfolio Funds.  Reference herein to the trading and portfolio of the Portfolio Funds refers to such trading and portfolios generally.

In equity indices, the Portfolio Funds came into the first quarter with long exposure, with positions across geographies. The largest exposures were in U.S. indices, based on recent trends. Equity markets saw some divergence in the first three months of the year. U.S. markets had roughly flat returns, taking a break from the strong performance they had put in the previous two years as rate hikes approached, a strong U.S. dollar began to weigh on earnings, and the energy sector continued to struggle. On the other hand, European markets took off strongly as quantitative easing became a reality and a weaker currency buoyed earnings. Japanese equities also performed well due to similar reasons. The Portfolio Funds generally adjusted their portfolios, reducing allocations to U.S. indices and increasing their long positions in Europe and Asia. The asset class finished the first quarter with gains, driven primarily by rising equity prices in non-U.S. markets.

Fixed income was also profitable. The falling yields drove performance in 2014. As a result, the Portfolio Funds were long fixed income markets across geographies and maturities at the start of 2015, even as yields were low in many areas. Yields fell further, with big moves registered in January, especially in Europe. These moves were in part due to the concerns over slow growth and deflation, and the easing bias adopted by many central banks as evidenced by rate cuts in several countries and the quantitative easing decision from the European Central Bank. Yields did come back up some in February, but were down again in March. Overall, the direction was downward and the moves benefited long positions, resulting in profits for trend followers.

Currencies were another profitable asset class. Following some big moves in the second half of 2014, the Portfolio Funds were broadly long the U.S. dollar against most major foreign currencies, with especially large short exposure in the euro. The first quarter generally saw a continuation of the strong dollar trend. Continuing divergence across economies and monetary policy versus the U.S. led to the euro being down in the first quarter and many foreign currencies fell in tandem. These moves led to gains.

In commodities, there was a short bias across portfolios. Energy positions had been profitable in the latter part of 2014 as oil and related markets fell precipitously due to acute supply and demand imbalances. The moves in oil continued in January, but there was a choppy period in February when oil markets rebounded strongly, followed by another down leg in March. WTI crude oil was down over the first quarter and short positions made additional gains. In metals and agricultural markets, price moves were more mixed and there were some losses due to choppiness and an absence of strong trends. Sugar and nickel were two trending markets where the Portfolio Funds did make some money. Looking at the asset class as a whole, commodities attribution was roughly flat.

Overall, even as some trends have looked a little extended, market moves generally continued in the direction of existing trends during the first quarter. There were gains in fixed income, equity indices and FX. Commodities were close to flat. As a result, the first quarter was profitable for the Partnership.

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

The Portfolio Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of future results.

Value at Risk (“VaR”) is a measure of the maximum amount which the Partnership and the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s and the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s and the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Portfolio Funds’ losses in any market sector will be limited to VaR or by the Partnership’s and the Portfolio Funds’ attempts to manage its market risk.

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

The Partnership’s risk exposure in the various market sectors traded by the Portfolio Funds is quantified below in terms of VaR.  Due to the Portfolio Funds’ fair value accounting, any loss in the fair value of the Portfolio Funds’ open positions is directly reflected in the Portfolio Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of their VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects (which would reduce the VaR estimates) resulting from the fact that the Portfolio Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following information with respect to VaR is set forth in respect of the Portfolio Funds separately, rather than for the Fund basis.

The following tables indicate the average, highest, and lowest trading VaR associated with the Portfolio Funds’ open positions by market category for three month periods ended March 31, 2015 and 2014.

Aspect Class DT (1)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$337,219	2.81%	$360,980	$301,732
Energy	74,022	0.62%	79,238	66,232
Interest Rates	455,471	3.80%	487,564	407,540
Metals	52,299	0.44%	55,984	46,796
Stock Indices	70,171	0.59%	75,115	62,787
Currencies	156,840	1.31%	167,891	140,335

TOTAL	$1,146,022	9.57%	$1,226,772	$1,025,422

(1) Average Capitalization of Aspect Class DT is $11,992,430.

Aspect Class DT (1)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$338,225	2.57%	$369,053	$287,928
Energy	139,078	1.06%	151,755	118,396
Interest Rates	192,251	1.46%	209,775	163,662
Metals	143,885	1.09%	157,000	122,489
Stock Indices	410,051	3.11%	447,426	349,074
Currencies	169,384	1.29%	184,824	144,196

TOTAL	$1,392,874	10.58%	$1,519,833	$1,185,745

(1) Average Capitalization of Aspect Class DT is $13,164,658.

BlueTrend Class DT (2)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$12,049	0.10%	$13,046	$10,112
Energy	195,740	1.63%	211,948	164,271
Interest Rates	769,052	6.39%	832,732	645,414
Metals	34,248	0.28%	37,084	28,742
Stock Indices	135,996	1.13%	147,257	114,132
Currencies	96,673	0.80%	104,678	81,131

TOTAL	$1,243,758	10.33%	$1,346,745	$1,043,802

(2) Average capitalization of BlueTrend Class DT is $12,031,366.

BlueTrend Class DT (2)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$392,901	2.97%	$449,518	$360,237
Energy	84,782	0.64%	96,999	77,734
Interest Rates	220,781	1.67%	252,595	202,426
Metals	58,673	0.44%	67,128	53,795
Stock Indices	385,509	2.91%	441,061	353,460
Currencies	479,469	3.62%	548,560	439,608

TOTAL	$1,622,115	12.25%	$1,855,861	$1,487,260

(2) Average capitalization of BlueTrend Class DT is $13,237,275.

Transtrend Class DT (3)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$773,784	6.44%	$853,203	$711,463
Energy	93,421	0.78%	103,009	85,896
Interest Rates	618,828	5.15%	682,343	568,987
Metals	21,348	0.18%	23,539	19,629
Stock Indices	281,642	2.34%	310,549	258,958
Currencies	57,182	0.48%	63,051	52,577

TOTAL	$1,846,205	15.37%	$2,035,694	$1,697,510

(3) Average capitalization of Transtrend Class DT is $12,024,271

Transtrend Class DT (3)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$739,787	5.60%	$844,171	$680,217
Energy	108,324	0.82%	123,608	99,601
Interest Rates	446,421	3.38%	509,411	410,474
Metals	35,920	0.27%	40,988	33,028
Stock Indices	237,927	1.80%	271,499	218,769
Currencies	521,171	3.95%	594,708	479,205

TOTAL	$2,089,550	15.82%	$2,384,385	$1,921,294

(3) Average capitalization of Transtrend Class DT is $13,200,297.

Winton Class DT (4)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$101,531	0.84%	$116,798	$78,435
Energy	51,509	0.43%	59,254	39,792
Interest Rates	523,579	4.34%	602,306	404,476
Metals	111,312	0.92%	128,049	85,991
Stock Indices	63,720	0.53%	73,301	49,225
Currencies	30,635	0.25%	35,242	23,666

TOTAL	$882,286	7.31%	$1,014,950	$681,585

(5) Average capitalization of Winton Class DT is $12,052,084.

Winton Class DT (4)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$437,783	3.29%	$448,393	$430,548
Energy	35,640	0.27%	36,503	35,050
Interest Rates	50,099	0.38%	51,313	49,271
Metals	110,044	0.83%	112,711	108,225
Stock Indices	267,323	2.01%	273,802	262,905
Currencies	79,439	0.60%	81,364	78,126

TOTAL	$980,328	7.38%	$1,004,086	$964,125

(4) Average capitalization of Winton Class DT is $13.326.569.

Lynx Class DT* (5)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$392,502	3.25%	$430,925	$352,830
Energy	116,369	0.96%	127,761	104,607
Interest Rates	992,595	8.21%	1,089,763	892,270
Metals	96,361	0.80%	105,794	86,622
Stock Indices	168,693	1.39%	185,207	151,643
Currencies	23,699	0.20%	26,019	21,304

TOTAL	$1,790,219	14.81%	$1,965,469	$1,609,276

(5) Average capitalization of Lynx Class DT is $12,095,319.

*Added to the Portfolio May 1, 2014.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership and the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership and the Portfolio Funds.  The magnitude of the Partnership’s and the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership and the Portfolio Funds to incur severe losses over a short period of time. The foregoing VaR table — as well as the past performance of the Partnership and the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are typically immaterial.

The Portfolio Funds also have non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Risk Management- Trading Risk

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  Except in cases in which it appears that the Portfolio Funds have begun to deviate from past practice and trading policies or to be trading erratically, it is expected that MLAI’s basic risk control procedures will consist of monitoring the Portfolio Funds, with the market risk controls being applied by the respective Trading Advisors.

Non-Trading Risk

The Partnership and the Portfolio Funds control the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week and more frequently if a particular foreign currency balance becomes unusually high.

The Partnership and the Portfolio Funds have cash flow interest rate risk on their cash on deposit with MLPF&S and in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Partnership and the Portfolio Funds in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of and for the quarter which ended March 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a- 15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended  March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control, over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A:  Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	182.0166
Feb-15	—	—	190.2861
Mar-15	—	—	189.5042
Apr-15	25,000	129	193.6712

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

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three month period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)