Form 10-Q
period 2015-06-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2015-08-14
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, 303,027 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR JUNE 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS:
Cash and cash equivalents	$349,499	$349,512
Investments in Portfolio Funds (cost $38,598,074 for 2015 and cost $42,005,957 for 2014)	50,896,701	59,002,985
Receivable from Portfolio Funds	811,988	1,416,175
Accrued interest receivable	3	—
TOTAL ASSETS	$52,058,191	$60,768,672

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Wrap fee payable	$173,527	$202,561
Redemptions payable	537,118	1,125,689

Total liabilities	710,645	1,328,250

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,525	1,638
Limited Partners (303,027 Units and 326,557 Units)	51,346,021	59,438,784

Total partners’ capital	51,347,546	59,440,422

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$52,058,191	$60,768,672

NET ASSET VALUE PER UNIT
(Based on 303,036 and 326,566 Units outstanding; unlimited Units authorized)	$169.4437	$182.0166

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
TRADING PROFIT (LOSS):

Realized, net	$1,294,442	$(2,124,614)	$2,126,666	$(1,282,040)
Change in unrealized, net	(8,261,425)	5,603,747	(4,698,401)	2,496,735
Total trading profit (loss), net	(6,966,983)	3,479,133	(2,571,735)	1,214,695

INVESTMENT INCOME (EXPENSE):
Interest, net	12	—	14	—

EXPENSES:
Wrap fee	554,463	630,283	1,173,938	1,301,404
Total expenses	554,463	630,283	1,173,938	1,301,404

NET INVESTMENT INCOME (LOSS)	(554,451)	(630,283)	(1,173,924)	(1,301,404)

NET PROFIT (LOSS)	(7,521,434)	$2,848,850	$(3,745,659)	$(86,709)

NET PROFIT (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	310,623	403,985	316,825	422,371

Net income (loss) per weighted average General Partner and Limited Partner Unit	$(24.21)	$7.05	$(11.82)	$(0.21)

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL, December 31, 2013	450,750	$1,416	$70,906,512	$70,907,928

Subscriptions	145	—	22,000	22,000

Net Profit (Loss)	—	(2)	(86,707)	(86,709)

Redemptions	(72,632)	—	(11,160,487)	(11,160,487)

PARTNERS’ CAPITAL, June 30, 2014	378,263	$1,414	$59,681,318	$59,682,732

PARTNERS’ CAPITAL, December 31, 2014	326,566	$1,638	$59,438,784	$59,440,422

Subscriptions	129	—	25,000	25,000

Net Profit (Loss)	—	(113)	(3,745,546)	(3,745,659)

Redemptions	(23,659)	—	(4,372,217)	(4,372,217)

PARTNERS’ CAPITAL, June 30, 2015	303,036	$1,525	$51,346,021	$51,347,546

See notes to  financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Per Unit Operating Performance:

Net asset value, beginning of period	$193.6712	$182.0166

Net realized and net unrealized change in trading profit (loss)	(22.4427)	(8.8708)
Expenses (1)	(1.7848)	(3.7021)

Net asset value, end of period	$169.4437	$169.4437

Total Return: (2) (3)

Total return	-12.51%	-6.91%

Ratios to Average Net Assets: (1) (3)

Expenses	0.99%	1.99%

Net investment income (loss)	-0.99%	-1.99%

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

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds.  MLAI may select other parties as clearing broker(s).  Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  MLAI may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers.  MLPF&S and MLI are BofA Corp. affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor and a single fund of funds (the Partnership) no longer offered to investors for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds. Each trading advisor for the Portfolio Funds participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Partnership are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BofA Corp. or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2015 the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of June 30, 2015 and December 31, 2014 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.                                      INVESTMENTS IN PORTFOLIO FUNDS

The five Portfolio Funds in which the Partnership is invested in as of June 30, 2015 and December 31, 2014 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). Each of the Portfolio Funds implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”, and collectively “Trading Advisors”). MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at MLAI’s discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on a trade date basis. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the Net Asset Value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Portfolio Funds’ respective Trading Advisor.

The details of investments in Portfolio Funds at and for the six month period ended June 30, 2015 are as follows:

June 30, 2015

	Percentage of Partners’ Capital	Fair Value	Profit (Loss)	Cost @ 6/30/15	Management Fee	Performance Fee	Redemptions Permitted
Winton	19.86%	$10,199,610	$(204,678)	$5,812,910	$(88,225)	$(102,108)	Semi -Monthly
Aspect	19.86%	10,199,610	(662,898)	7,352,815	(87,911)	(173,688)	Semi -Monthly
Transtrend	19.83%	10,183,925	(1,046,345)	8,096,928	(58,476)	(8,626)	Semi -Monthly
BlueTrend	19.70%	10,113,947	(80,353)	9,076,177	(59,461)	(26,317)	Monthly
Lynx	19.86%	10,199,609	(577,461)	8,259,244	(58,867)	(270,943)	Semi -Monthly

Total Investment in Portfolio Funds at fair value	99.11%	$50,896,701	$(2,571,735)	$38,598,074	$(352,940)	$(581,682)

The details of investments in Portfolio Funds at and for the year ended December 31, 2014 are as follows:

December 31, 2014

	Percentage of Partners’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/13	Management Fee	Performance Fee	Redemptions Permitted
Winton	19.88%	$11,818,184	$1,590,873	$6,530,293	$(185,130)	$(285,726)	Semi -Monthly
Aspect	19.88%	11,818,183	3,168,595	7,758,764	(186,363)	(271,475)	Semi -Monthly
Transtrend	19.88%	11,818,184	2,206,143	8,410,154	(123,163)	(208,004)	Semi -Monthly
BlueTrend	19.73%	11,730,252	1,119,777	10,288,824	(123,251)	—	Monthly
Lynx**	19.88%	11,818,182	3,209,667	9,017,922	(80,103)	(741,913)	Semi -Monthly
Man AHL*	0.00%	—	(509,490)	—	(43,736)	—	Monthly

Total Investment in Portfolio Funds at fair value	99.25%	$59,002,985	$10,785,565	$42,005,957	$(741,746)	$(1,507,118)

*Liquidated as of April 30, 2014.

**Added to the Portfolio May 1, 2014.

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Partnership’s partners’ capital. The following is summarized financial information for each of the Portfolio Funds:

	As of June 30, 2015
	Total Assets	Total Liabilities	Total Capital
Winton	$1,068,546,903	$31,482,339	$1,037,064,564
Aspect	125,648,779	7,797,521	117,851,258
Transtrend	38,114,967	3,055,418	35,059,549
BlueTrend	51,886,189	5,667,233	46,218,956
Lynx	11,188,359	988,750	10,199,609

Total	$1,295,385,197	$48,991,261	$1,246,393,936

	As of December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Winton	$1,030,271,728	$49,186,671	$981,085,057
Aspect	160,883,084	13,082,365	147,800,719
Transtrend	77,843,044	4,857,981	72,985,063
BlueTrend	91,645,985	5,126,658	86,519,327
Lynx	49,332,652	4,574,525	44,758,127

Total	$1,409,976,493	$76,828,200	$1,333,148,293

	For the six months ended June 30, 2015
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$(5,975,082)	$(565,971)	$(30,512,878)	$(37,053,931)
Aspect	(4,492,183)	(247,425)	(5,801,765)	(10,541,373)
Transtrend	(2,224,300)	(241,144)	(1,367,906)	(3,833,350)
BlueTrend	3,831,818	(246,159)	(1,844,534)	1,741,125
Lynx	1,634,896	(88,833)	(1,409,051)	137,012

Total	$(7,224,851)	$(1,389,532)	$(40,936,134)	$(49,550,517)

	For the six months ended June 30, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$47,404,187	$(614,274)	$(24,737,400)	$22,052,513
Aspect	(97,582)	(282,584)	(2,888,639)	(3,268,805)
Transtrend	3,397,486	(299,490)	(1,034,775)	2,063,221
BlueTrend	4,952,228	(314,110)	(1,715,218)	2,922,900
Lynx**	1,130,576	(93,561)	(598,006)	439,009
Man AHL*	(538,782)	(97,828)	(280,458)	(917,068)

Total	$56,248,113	$(1,701,847)	$(31,254,496)	$23,291,770

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

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

Investments in Portfolio Funds are valued using the Net Asset Value reported by the Portfolio Funds, which management believes approximates fair value. These Net Asset Values are the prices used to execute trades with these Portfolio Funds.  As the Partnership can transact with the Portfolio Funds on a monthly/semi-monthly basis, the Partnership determined that its investments in these Portfolio Funds in this case, would be classified as Level II. Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from Level II during the three or six month periods ended June 30, 2015 or the year ended December 31, 2014.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of June 30, 2015 and December 31, 2014:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2015	$50,896,701	$—	$50,896,701	$—
December 31, 2014	$59,002,985	$—	$59,002,985	$—

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of monitoring the Trading Advisors, with the market risk controls being applied by the respective Trading Advisor.

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

MLAI, as sponsor of the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Portfolio Funds. This policy may increase risk to the Portfolio Funds by preventing the diversification of brokers used by the Portfolio Funds.

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their futures clearing broker. Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

Concentration Risk

The Partnership’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds.  Because the majority of the Partnership’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Partnership.

Indemnifications

In the normal course of business, the Partnership and the Portfolio Funds entered, or may in the future enter into agreements that obligate the Partnership and the Portfolio Funds to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Partnership’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

MLAI owns a General Partner interest which represents less than 1% of the Partnership’s Net Asset Value as of June 30, 2015.

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended June 30, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and six month periods ended June 30, 2015 and 2014 is paid on behalf of the Partnership by MLAI. These fees are included in the wrap fee and are not separately charged to the Partnership.

Wrap fees as presented on the Statements of Operations is paid to a related party.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Partnership beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. MLAI is currently evaluating the standard and does not believe it will have a material impact on the Partnership’s financial statements.

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

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Partnership.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2014	$151.4082	$153.1223	$150.7298	$151.9635	$156.3551	$157.7810
2015	$190.2861	$189.5042	$193.6712	$183.4649	$180.6276	$169.4437

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

As a commodity pool, the Partnership maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures and forward contracts.  This cash is also used to fund redemptions.  While the Portfolio Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the manager of the Portfolio Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the respective Trading Advisor would determine, in its discretion which investments should be liquidated.

For the six month period ended June 30, 2015, Partnership capital decreased 13.62% from $59,440,422 to $51,347,546.  This decrease was attributable to the net loss from operations of $3,745,659, coupled with the redemption of 23,659 redeemable Units resulting in an outflow of $4,372,217. The cash outflow was offset with cash inflow of $25,000 due to subscriptions of 129 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Partnership is not required to provide a Statement of Cash Flows.

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). Purchase and sale of investments are recorded on a trade date basis. Realized profits and losses on investments are recognized when the investments are sold. Realized profits and losses and any change in net unrealized profit or loss from the preceding period/year are reported in the Statements of Operations.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Partnership’s treatment of fair value see Financial Statements Note 3, Fair Value of Investments.

Interest Rates and Income

The Partnership receives an interest rate based on the 90 day T-bill rate on U.S. dollar deposits.  Other rates exist for non-U.S. dollar deposits, however most of the Partnership’s cash is held in U.S. dollars.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Partnership performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. The General Partner has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States – 2011.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant” and each Portfolio Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million. If a Portfolio Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Portfolio Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to June 30, 2015

January 1, 2015 to March 31, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2015:

March 31, 2015

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions
Agriculture	$425,955	27.02%
Currencies - Futures	(9,070)	-0.58%
Currencies - Forwards	(127,237)	-8.07%
Energy	127,252	8.07%
Interest rates	989,716	62.79%
Metals	(25,353)	-1.61%
Stock indices	195,171	12.38%
Total	$1,576,434	100.00%

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

April 1, 2015 to June 30, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of June 30, 2015:

June 30, 2015

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$(194,450)	38.55%
Currencies - Futures	(46,715)	9.26%
Currencies - Forwards	(96,441)	19.12%
Energy	(77,950)	15.45%
Interest rates	74,095	-14.69%
Metals	161,187	-31.95%
Stock indices	(324,185)	64.26%

Total	$(504,459)	100.00%

The Partnership experienced a net trading loss for the quarter ended June 30, 2015 of $6,966,983.

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolios held, through the Partnership’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

The Partnership lost -12.5% in the second quarter. Returns were negative for most of the Portfolio Funds throughout the second quarter. Starting in April and continuing through the quarter, established trends across most sectors began reversing. All four asset classes were unprofitable (equities, fixed income, currencies, and commodities), with the worst of the losses coming from fixed income and commodities.

In equities, the Portfolio Funds entered the second quarter with a net long posture across geographies. The largest exposures were in European and U.S. indices based on recent trends. Despite some choppy market moves and increased volatility, equities rose higher in April and May. Global equity markets began to pull back significantly in June, driven by different factors, including high valuations to slowing growth and the potential effects of a Greek default. European equities were hit the hardest and therefore the largest detractor to performance, and long positions in U.S. and Asian indices also produced losses. Gains from April and May were unable to make up for losses incurred in June. Equity indices ended the quarter down.

In fixed income, the Portfolio Funds held long positions within rates and bonds. This positioning was unprofitable as fixed income yields moved higher over the second quarter. The Portfolio Funds entered April with large net long positions across the term structure, but began reducing risk in the asset class as bond yields began reversing at the end of April and through May and June. Fixed income was the worst performing asset class for the quarter, losing money in all three months.

Currencies were another unprofitable asset class. The Portfolio Funds were broadly long the U.S. dollar against most major foreign currencies, with large short exposure in the Euro and Japanese yen. Following a period of strength starting in-mid 2014, the U.S. dollar began to experience weakness in April as U.S. growth seemed to slow. The U.S. dollar appreciated slightly in May before falling again in June. Gains from May were more than offset by losses from April and June. Short positions in the Euro and Japanese yen were the worst performing currencies.

Commodities performed poorly. Going into the second quarter, there was a net short posture across the commodity sectors. Reversals in trends such as energies began in April, when oil markets rose.  Metals and agriculturals also began to rise. In May commodity prices fell, before rising again in June. The Portfolio Funds generally remained net short across the board and experienced losses in April and June. The largest losses came from short positions in oil and grains. Overall, commodities detracted from performance over the second quarter.

In summary, all four sectors produced losses in the second quarter due to choppiness and reversals across many markets. The worst performing markets include bonds, oil and the Euro. The Portfolio Funds have reduced net long exposure across equity indices and fixed income and net short exposure in commodities.

January 1, 2014 to June 30, 2014

January 1, 2014 to March 31, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2014:

March 31, 2014
Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	$499,455	39.01%
Currencies - Futures	89,232	6.97%
Currencies - Forwards	264,077	20.63%
Energy	(65,606)	-5.13%
Interest rates	186,013	14.53%
Metals	(76,273)	-5.96%
Stock indices	383,438	29.95%
Total	$1,280,336	100.00%

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

The Portfolio Funds, under the direction of their respective Trading Advisor, rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance and the Partnership’s and the Portfolio Funds’ past performance is not necessarily indicative of future results.

Value at Risk (“VaR”) is a measure of the maximum amount which the Partnership and the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s and the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s and the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Portfolio Funds’ losses in any market sector will be limited to VaR or by the Partnership’s and the Portfolio Funds’ attempts to manage market risk.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following information with respect to VaR is set forth in respect of the Portfolio Funds separately, rather than for the Partnership.

The following tables indicate the average, highest, and lowest trading VaR associated with the Portfolio Funds’ open positions by market category for the six month periods ended June 30, 2015 and 2014.

Aspect Class DT (1)

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$370,082	3.23%	$483,812	$262,895
Energy	95,824	0.84%	145,224	74,330
Interest Rates	430,783	3.76%	547,175	254,676
Metals	105,778	0.92%	204,461	52,517
Stock Indices	106,909	0.93%	180,659	70,463
Currencies	148,081	1.29%	188,418	87,322

TOTAL	$1,257,457	10.97%	$1,749,749	$802,203

(1) Average Capitalization of Aspect Class DT is $11,467,900.

Aspect Class DT (1)

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$195,840	1.54%	$383,630	$38,696
Energy	89,376	0.70%	157,749	32,986
Interest Rates	408,132	3.22%	640,912	170,127
Metals	141,979	1.12%	163,202	127,327
Stock Indices	334,420	2.64%	465,099	234,119
Currencies	99,676	0.79%	192,124	22,465

TOTAL	$1,269,423	10.01%	$2,002,716	$625,720

(1) Average Capitalization of Aspect Class DT is $12,682,071.

BlueTrend Class DT (2)

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$16,286	0.14%	$21,105	$9,054
Energy	190,658	1.66%	342,862	44,763
Interest Rates	1,035,101	8.99%	1,347,086	571,799
Metals	38,886	0.34%	59,990	15,483
Stock Indices	228,838	1.99%	294,197	164,507
Currencies	143,627	1.25%	169,334	90,579

TOTAL	$1,653,396	14.37%	$2,234,574	$896,185

(2) Average capitalization of BlueTrend Class DT is $11,508,177.

BlueTrend Class DT (2)

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$313,712	2.46%	$459,286	$152,754
Energy	148,987	1.17%	256,677	79,423
Interest Rates	360,163	2.83%	600,856	206,825
Metals	42,398	0.33%	68,586	16,796
Stock Indices	221,065	1.73%	450,645	32,609
Currencies	389,005	3.05%	560,480	194,755

TOTAL	$1,475,330	11.57%	$2,396,530	$683,162

(2) Average capitalization of BlueTrend Class DT is $12,749,026.

Transtrend Class DT (3)

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,097,911	9.48%	$1,541,588	$737,981
Energy	146,253	1.26%	186,119	114,445
Interest Rates	730,777	6.31%	1,232,874	317,717
Metals	91,831	0.79%	163,550	35,466
Stock Indices	428,516	3.70%	561,107	322,078
Currencies	102,745	0.89%	115,171	94,519

TOTAL	$2,598,033	22.43%	$3,800,409	$1,622,206

(3) Average capitalization of Transtrend Class DT is $11,575,284.

Transtrend Class DT (3)

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$609,666	4.78%	$875,587	$416,921
Energy	412,912	3.23%	761,174	103,308
Interest Rates	355,277	2.78%	528,369	228,303
Metals	75,325	0.59%	120,976	34,257
Stock Indices	203,876	1.60%	281,603	148,473
Currencies	483,055	3.78%	616,841	392,506

TOTAL	$2,140,111	16.76%	$3,184,550	$1,323,768

(3) Average capitalization of Transtrend Class DT is $12,766,700.

Winton Class DT (4)

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$104,845	0.90%	$136,067	$71,917
Energy	36,830	0.32%	54,330	20,605
Interest Rates	396,086	3.41%	552,256	243,303
Metals	101,846	0.88%	118,600	78,845
Stock Indices	103,570	0.89%	173,548	45,135
Currencies	44,797	0.39%	71,775	21,700

TOTAL	$787,974	6.79%	$1,106,576	$481,505

(4) Average capitalization of Winton Class DT is $11,615,539.

Winton Class DT (4)

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$359,766	2.81%	$434,151	$267,848
Energy	30,643	0.24%	35,344	24,259
Interest Rates	221,828	1.73%	418,709	47,706
Metals	130,295	1.02%	163,226	104,788
Stock Indices	173,451	1.35%	265,106	79,788
Currencies	88,843	0.69%	106,779	75,645

TOTAL	$1,004,826	7.84%	$1,423,315	$600,034

(4) Average capitalization of Winton Class DT is $12,809,176.

Lynx Class DT* (5)

June 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$871,550	7.51%	$1,612,317	$164,256
Energy	263,401	2.27%	478,020	54,687
Interest Rates	2,223,263	19.15%	4,077,377	438,369
Metals	182,072	1.57%	395,832	2,159
Stock Indices	423,435	3.65%	692,958	129,050
Currencies	64,149	0.55%	97,350	23,708

TOTAL	$4,027,870	34.70%	$7,353,854	$812,229

(5) Average capitalization of Lynx Class DT is $11,612,488.

Lynx Class DT* (5)

June 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$305,678	2.53%	$329,460	$281,896
Energy	203,544	1.68%	219,380	187,708
Interest Rates	871,539	7.20%	939,346	803,732
Metals	432,282	3.57%	465,914	398,649
Stock Indices	19,402	0.16%	20,911	17,892
Currencies	367,231	3.04%	395,802	338,660

TOTAL	$2,199,676	18.18%	$2,370,813	$2,028,537

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial.

The Portfolio Funds also have non-trading market risk on approximately 90% of their assets which are held in cash at MLPF&S.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Risk Management-Trading Risk

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Partnership and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  Except in cases in which it appears that the Portfolio Funds have begun to deviate from past practice and trading policies or to be trading erratically, it is expected that MLAI’s basic risk control procedures will consist of monitoring the Portfolio Funds, with the market risk controls being applied by the respective Trading Advisor.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of the end of the quarter which ended June 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a- 15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

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

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	182.0166
Feb-15	—	—	190.2861
Mar-15	—	—	189.5042
Apr-15	25,000	129	193.6712
May-15	—	—	183.4649
Jun-15	—	—	180.6276
Jul-15	—	—	169.4437

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

Item 6.         Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                                                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02                                         Are filed herewith.

32.01 and

32.02                                                                 Section 1350 Certifications

Exhibit 32.01

and 32.02                                         Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: August 14, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)