Form 10-Q
period 2015-09-30
ML TREND-FOLLOWING FUTURES FUND L.P.
filed 2015-11-13
CIK 1005177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, 276,490 units of limited partnership interest were outstanding.

ML TREND-FOLLOWING FUTURES FUND L.P.

QUARTERLY REPORT FOR SEPTEMBER 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

At September 30, 2015 (Liquidation Basis) and December 31, 2014 (Going Concern Basis)

(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS:
Cash and cash equivalents	$349,509	$349,512
Investments in Portfolio Funds (cost $36,811,762 for 2015 and cost $42,005,957 for 2014)	48,724,248	59,002,985
Receivable from Portfolio Funds	3,325,032	1,416,175
Accrued interest receivable	4	—

TOTAL ASSETS	$52,398,793	$60,768,672

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Liquidation accrual	$457,635	$—
Wrap fee payable	174,663	202,561
Redemptions payable	3,150,374	1,125,689

Total liabilities	3,782,672	1,328,250

PARTNERS’ CAPITAL:
General Partner (9 Units and 9 Units)	1,582	1,638
Limited Partners (276,490 Units and 326,557 Units)	48,614,539	59,438,784

Total partners’ capital	48,616,121	59,440,422

TOTAL LIABILITIES AND PARTNERS’ CAPITAL:	$52,398,793	$60,768,672

NET ASSET VALUE PER UNIT
(Based on 276,499 and 326,566 Units outstanding; unlimited Units authorized)	$175.8275	$182.0166

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the two	For the one	For the three	For the eight	For the one	For the nine
	months ended	month ended	months ended	months ended	month ended	months ended
	August 31,	September 30,	September 30,	August 31,	September 30,	September 30,
	2015 (1)	2015 (2)	2014 (1)	2015 (1)	2015 (2)	2014 (1)
TRADING PROFIT (LOSS):
Realized, net	$2,041,003	$1,292,188	$1,259,879	$4,167,669	$1,292,188	$(22,161)
Change in unrealized, net	(803,065)	416,924	1,943,995	(5,501,466)	416,924	4,440,730
Total trading profit (loss), net	1,237,938	1,709,112	3,203,874	(1,333,797)	1,709,112	4,418,569

INVESTMENT INCOME (EXPENSE):
Interest, net	6	3	—	20	3	—

EXPENSES:
Wrap fee	354,735	174,663	593,452	1,528,673	174,663	1,894,856
Total expenses	354,735	174,663	593,452	1,528,673	174,663	1,894,856

NET INVESTMENT INCOME (LOSS)	(354,729)	(174,660)	(593,452)	(1,528,653)	(174,660)	(1,894,856)
NET PROFIT (LOSS) (1) / REMEASUREMENT OF ASSETS AND LIABILITIES (2)	883,209	1,534,452	$2,610,422	$(2,862,450)	$1,534,452	$2,523,713

NET PROFIT (LOSS) (1) / REMEASUREMENT OF ASSETS AND LIABILITIES (2) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	296,827	294,260	366,836	312,924	294,260	403,860

Net profit (loss) / Remeasurement of Assets and Liabilities per weighted average General Partner and Limited Partner Unit	$2.98	$5.21	$7.12	$(9.15)	$5.21	$6.25

(1) Going concern basis

(2) Liquidation basis

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE EIGHT MONTHS ENDED AUGUST 31, 2015 (GOING CONCERN BASIS) AND THE ONE MONTH ENDED SEPTEMBER 30, 2015 (LIQUIDATION BASIS)

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL,
December 31, 2014	326,566	$1,638	$59,438,784	$59,440,422

Subscriptions	129	—	25,000	25,000

Net Profit (Loss)	—	(88)	(2,862,362)	(2,862,450)

Redemptions	(32,445)	—	(5,913,294)	(5,913,294)

PARTNERS’ CAPITAL,
August 31, 2015	294,250	$1,550	$50,688,128	$50,689,678

Liquidation Accrual	—	$—	$(457,635)	$(457,635)

PARTNERS’ CAPITAL,
September 1, 2015	294,250	$1,550	$50,230,493	$50,232,043

Remeasurement of Assets and Liabilities	—	32	1,534,420	1,534,452

Redemptions	(17,751)	—	(3,150,374)	(3,150,374)

PARTNERS’ CAPITAL,
September 30, 2015	276,499	$1,582	$48,614,539	$48,616,121

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (GOING CONCERN BASIS)

(unaudited)

	Units	General Partner	Limited Partners	Total

PARTNERS’ CAPITAL,
December 31, 2013	450,750	$1,416	$70,906,512	$70,907,928

Subscriptions	145	—	22,000	22,000

Net Profit (Loss)	—	69	2,523,644	2,523,713

Redemptions	(102,957)	—	(16,029,916)	(16,029,916)

PARTNERS’ CAPITAL,
September 30, 2014	347,938	$1,485	$57,422,240	$57,423,725

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Two months ended	One month ended	Eight months ended	One month ended
	August 31, 2015 (5)	September 30, 2015 (6)	August 31, 2015 (5)	September 30, 2015 (6)
Per Unit Operating Performance:
Net asset value, beginning of period	$169.4437	$172.2674	$182.0166	$172.2674
Liquidation accrual	—	(1.6551)	—	(1.6551)
Net realized and net change in unrealized trading profit (loss)	4.0009	5.8082	(4.8699)	5.8082
Expenses	(1.1772)	(0.5930)	(4.8793)	(0.5930)

Net asset value, end of period	$172.2674	$175.8275	$172.2674	$175.8275

Total Return: (2) (3)

Total return	1.67%	2.07%	-5.36%	2.07%

Ratios to Average Net Assets: (1) (3) (4)

Expenses	0.67%	0.33%	2.67%	0.33%

Net investment income (loss)	-0.67%	-0.33%	-2.67%	-0.33%

(1) The ratios do not reflect the proportionate share of expense of the Portfolio Funds.

(2) The total return is based on compounded monthly returns and is calculated for the limited partners as a whole.

      An individual limited partner’s return may vary from these returns based on timing of capital transactions.

(3) The ratios and total return are not annualized.

(4) The ratios do not include the liquidation accrual of $457,635.

(5) Going concern basis

(6) Liquidation basis

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Per Unit Operating Performance:
Net asset value, beginning of period	$157.7810	$157.3110

Net realized and net change in unrealized trading profit (loss)	8.8771	12.4298
Expenses	(1.6180)	(4.7007)

Net asset value, end of period	$165.0401	$165.0401

Total Return: (2) (3)

Total return	4.60%	4.91%

Ratios to Average Net Assets: (1) (3)

Expenses	1.01%	3.02%

Net investment income (loss)	-1.01%	-3.02%

(1) The ratios do not reflect the proportionate share of expense of the Portfolio Funds.

(2) The total return is based on compounded monthly returns and is calculated for each class taken as a whole.

     An individual partner’s return may vary from these returns based on timing of capital transactions.

(3) The ratios are not annualized.

See notes to financial statements.

ML TREND-FOLLOWING FUTURES FUND L.P.

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

ML Trend-Following Futures Fund L.P. (the “Partnership”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Revised Uniform Limited Partnership Act on December 11, 1995 and commenced trading on July 15, 1996.  The Partnership operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or “General Partner” or “Sponsor”), the sponsor and general partner of the Partnership, among underlying FuturesAccess funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are four Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds.  MLAI may select other parties as clearing broker(s).  Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  MLAI may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers.  MLPF&S and MLI are BofA Corp. affiliates.

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

The Partnership considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2015 the Partnership holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Partnership as of September 30, 2015 and December 31, 2014 and the results of its operations for the periods presented. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Liquidation of the Partnership

MLAI has decided to liquidate the Partnership as of December 31, 2015. Through an August 27, 2015 communication, it notified the Partnership’s investors that it will mandatorily redeem those that are still invested in the Partnership as of December 31, 2015, while accepting regular monthly redemption requests through December 21, 2015. MLAI will be redeeming any remaining investment in its underlying Portfolio Funds at December 31, 2015, in connection with the Partnership’s liquidation.

The Partnership maintains monthly books and records, thus as a result of the plan of liquidation, it has adopted the liquidation basis of accounting as of September 1, 2015 and for periods subsequent to such date in accordance with U.S. GAAP. Accordingly on September 1, 2015 all assets were adjusted to their net realizable value, or liquidation value, which represents the estimated amount of cash that the Partnership will collect as it carries out its plan of liquidation.

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

Estimated costs of $457,635 have been accrued for which represent MLAI’s best estimate of the remaining wrap fees the Partnership will incur through the planned final liquidation date of December 31, 2015.

2.     INVESTMENTS IN PORTFOLIO FUNDS

The four Portfolio Funds in which the Partnership is invested in as of September 30, 2015 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). The five Portfolio Funds in which the Partnership was invested in as of December 31, 2014 were: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). Effective as of August 31, 2015 the Partnership terminated its investment in Lynx, and reallocated the redeemed capital from Lynx to the other Portfolio Funds. Each of the Portfolio Funds implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”, and collectively “Trading Advisors”). MLAI may, in its discretion, change Portfolio Funds at any time. MLAI may vary the percentage of the Partnership’s total portfolio allocated to the different Portfolio Funds at its discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on a trade date basis. Prior to entering into liquidation the investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the Net Asset Value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued.

Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Portfolio Funds’ respective Trading Advisor. Upon entering liquidation on September 1, 2015, the investments continued to be valued at their reported Net Asset Value from the Portfolio Funds which represents MLAI’s estimate of their value in liquidation.

The details of investments in Portfolio Funds at and for the nine month period ended September 30, 2015 are as follows:

	Percentage of				Management	Performance	Redemptions
September 30, 2015	Partners’ Capital	Value	Profit (Loss)	Cost @ 9/30/15	Fee	Fee	Permitted
Winton	25.06%	$12,181,062	$102,986	$7,876,579	$(130,405)	$(102,108)	Semi -Monthly
Aspect	25.06%	12,181,063	728,381	8,520,007	(131,064)	(173,688)	Semi -Monthly
Transtrend	25.06%	12,181,062	(194,999)	9,892,657	(87,043)	(8,626)	Semi -Monthly
BlueTrend	25.06%	12,181,061	644,255	10,522,519	(88,036)	(73,328)	Monthly
Lynx*	0.00%	—	(905,308)	—	(76,178)	(270,943)	Semi -Monthly

Total Investment in Portfolio Funds	100.24%	$48,724,248	$375,315	$36,811,762	$(512,726)	$(628,693)

*Liquidated as of August 31, 2015.

The details of investments in Portfolio Funds at and for the year ended December 31, 2014 are as follows:

	Percentage of				Management	Performance	Redemptions
December 31, 2014	Partners’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/14	Fee	Fee	Permitted
Winton	19.88%	$11,818,184	$1,590,873	$6,530,293	$(185,130)	$(285,726)	Semi -Monthly
Aspect	19.88%	11,818,183	3,168,595	7,758,764	(186,363)	(271,475)	Semi -Monthly
Transtrend	19.88%	11,818,184	2,206,143	8,410,154	(123,163)	(208,004)	Semi -Monthly
BlueTrend	19.73%	11,730,252	1,119,777	10,288,824	(123,251)	—	Monthly
Lynx**	19.88%	11,818,182	3,209,667	9,017,922	(80,103)	(741,913)	Semi -Monthly
Man AHL*	0.00%	—	(509,490)	—	(43,736)	—	Monthly

Total Investment in Portfolio Funds at fair value	99.25%	$59,002,985	$10,785,565	$42,005,957	$(741,746)	$(1,507,118)

*Liquidated as of April 30, 2014.

**Added to the Portfolio May 1, 2014.

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Partnership’s partners’ capital. The following is summarized financial information for each of the Portfolio Funds:

	As of September 30, 2015
	Total Assets	Total Liabilities	Total Capital
Winton	$1,080,929,569	$27,310,091	$1,053,619,478
Aspect	143,372,070	6,416,862	136,955,208
Transtrend	41,509,582	2,751,716	38,757,866
BlueTrend	52,808,363	3,012,343	49,796,020
Lynx**	—	—	—

Total	$1,318,619,584	$39,491,012	$1,279,128,572

	As of December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Winton	$1,030,271,728	$49,186,671	$981,085,057
Aspect	160,883,084	13,082,365	147,800,719
Transtrend	77,843,044	4,857,981	72,985,063
BlueTrend	91,645,985	5,126,658	86,519,327
Lynx**	49,332,652	4,574,525	44,758,127

Total	$1,409,976,493	$76,828,200	$1,333,148,293

	For the nine months ended September 30, 2015
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$21,899,786	$(853,394)	$(39,889,489)	$(18,843,097)
Aspect	12,335,875	(349,025)	(7,241,272)	4,745,578
Transtrend	581,128	(313,907)	(1,705,947)	(1,438,726)
BlueTrend	7,590,180	(309,874)	(2,528,389)	4,751,917
Lynx**	1,379,071	(97,047)	(1,472,861)	(190,837)

Total	$43,786,040	$(1,923,247)	$(52,837,958)	$(10,975,165)

	For the nine months ended September 30, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Winton	$60,450,846	$(908,716)	$(34,648,215)	$24,893,915
Aspect	8,619,753	(412,821)	(4,131,709)	4,075,223
Transtrend	10,391,804	(442,733)	(1,552,613)	8,396,458
BlueTrend	5,387,299	(417,590)	(2,449,658)	2,520,051
Lynx**	7,446,393	(161,271)	(2,020,729)	5,264,393
Man AHL*	(538,782)	(97,828)	(280,458)	(917,068)

Total	$91,757,313	$(2,440,959)	$(45,083,382)	$44,232,972

*Liquidated as of April 30, 2014.

**Added to the Portfolio May 1, 2014. Liquidated as of August 31, 2015.

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

Investments in Portfolio Funds were valued using the Net Asset Value reported by the Portfolio Funds, which management believes approximates fair value as of August 31, 2015 and the estimated liquidation value as of September 30, 2015. These Net Asset Values are the prices used to execute trades with these Portfolio Funds.  As the Partnership can transact with the Portfolio Funds on a monthly/semi-monthly basis, the Partnership determined that its investments in these Portfolio Funds, would be classified as Level II. Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from Level II during the two or eight month periods ended August 31, 2015 or the year ended December 31, 2014.

The following table summarizes the valuation of the Partnership’s investments by the above fair value hierarchy levels as of August 31, 2015, before entering into liquidation, and December 31, 2014:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

August 31, 2015	$41,408,106	$—	$41,408,106	$—
December 31, 2014	$59,002,985	$—	$59,002,985	$—

As of September 30, 2015 all investments were valued utilizing the reported Net Asset Value from the Portfolio Funds.

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

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their futures clearing broker and MLI as their forwards prime broker. Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns a General Partner interest which represents less than 1% of the Partnership’s Net Asset Value as of September 30, 2015.

MLAI and the Partnership entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI.  The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2015, the rate ranged from 0.018% to 0.02%.  The fee is payable monthly in arrears.  MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Partnership, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Partnership for the three and nine month periods ended September 30, 2015 and 2014 is paid on behalf of the Partnership by MLAI. These fees are included in the wrap fee and are not separately charged to the Partnership.

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

The September 2015 Net Asset Value is different than the financial reporting Net Asset Value due to the accrual of liquidation costs in the amount of $457,635. As a result the $177.4826 reported below is a non-GAAP measure. Refer to Note 1 in the Financial Statements which describes the plan of liquidation.

	MONTH-END NET ASSET VALUE PER UNIT
	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sep.
2014	$151.4082	$153.1223	$150.7298	$151.9635	$156.3551	$157.7810	$155.4049	$163.5612	$165.0401
2015	$190.2861	$189.5042	$193.6712	$183.4649	$180.6276	$169.4437	$179.8202	$172.2674	$177.4826

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

The Portfolio Funds’ assets and open positions are generally highly liquid.

The Portfolio Funds change positions and market focus frequently.  Consequently, the fact that the Portfolio Funds realized gains or incurred losses in certain markets (gold, stock indices, currencies, etc.) in the past is not necessarily indicative of whether the Portfolio Funds will do so in the future.

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

For the nine month period ended September 30, 2015, Partnership capital decreased 18.21% from $59,440,422 to $48,616,121.  This decrease was attributable to the net loss from operations of $1,327,998, a liquidation accrual of $457,635, and the redemption of 50,196 redeemable Units resulting in an outflow of $9,063,668. The cash outflow was offset with cash inflow of $25,000 due to subscriptions of 129 Units.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Partnership cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The current short term interest rates have remained extremely low when compared with historical rates and thus have contributed negligible amounts to overall Partnership performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Partnership’s income and expenses as reported for income tax purposes.

The Partnership follows the ASC guidance on accounting for uncertainty in income taxes. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Partnership, including reducing the net asset value of the Partnership to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Partnership. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Partnership. The General Partner has analyzed the Partnership’s tax positions and has concluded that no provision for income tax is required in the Partnership’s financial statements. The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2015 to September 30, 2015

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

July 1, 2015 to September 30, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Partnership as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of September 30, 2015:

September 30, 2015

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	$41,995	2.74%
Currencies - Futures	(20,026)	-1.31%
Currencies - Forwards	(132,848)	-8.67%
Energy	415,140	27.10%
Interest rates	988,752	64.55%
Metals	201,074	13.13%
Stock indices	37,754	2.46%

Total	$1,531,841	100.00%

The Partnership experienced a net trading profit for the quarter ended September 30, 2015 of $2,947,050, which is comprised of $1,237,938 for the two months ended August 31, 2015 and $1,709,112 for the one month ended September 30, 2015 as presented in the Statements of Operations.

References herein to the Partnership’s trading and portfolio refer to such trading conducted, and portfolios held, through the Partnership’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

In the third quarter, managed futures and trend following strategies had positive performance. Returns were positive in July and September, but negative in August. Continuing trends in commodities and fixed income drove performance for the most part while currencies saw small gains and equities lost money.

In equity indices, the Portfolio Funds came into the third quarter with moderate long exposure, with positions across geographies. Equity markets were up slightly early in the quarter, but slowing growth in China began weighing on markets in August. Volatility increased significantly and equities fell broadly in the second half of August and during September. These moves led to losses in August. The Portfolio Funds reduced exposures significantly and by the end of the quarter, they had mostly moved from a long position to slightly short in the asset class.

Fixed income was profitable throughout the third quarter. With investors occupied by growth worries and rate hikes in the U.S., yields generally moved lower. The path they took was not smooth, but risk aversion generally drove them down, leading to gains on long positions held by the Portfolio Funds. The bulk of these came in September as both short and longer dated fixed income futures appreciated.

Currencies made money in July, but gave most of those gains back in August and September. The Portfolio Funds were generally positioned long the U.S. dollar against foreign currencies. Expectations of rising rates in the U.S. led to strength in the dollar during July; however, that strength ended in August as two important currencies, the euro and yen, reversed and rose. The Portfolio Funds gave most of their earlier gains back and the asset class was roughly flat for the quarter.

Commodities were the best performing asset class in the third quarter. The Portfolio Funds were positioned broadly short coming into July as commodity prices have been trending lower for some time. The downward trends continued strongly in July in energies, metals and agriculturals as demand appeared to wane. The Portfolio Funds booked strong profits on these moves. August ushered in a period of volatility. For example, energy prices continued to fall, along with other risky assets, but staged a strong recovery in the last few days of September to finish in the black. Several sectors broadly resumed their downward trend in September to generate some additional gains.

Overall, profits for the third quarter were due to the downward moves in energies, metals and fixed income yields. Equity indices detracted from performance. Currencies were roughly flat. While some trends continued strongly and led to gains, others reversed resulting in some offsetting losses.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the Portfolio Funds’ open positions by market category for the nine month periods ended September 30, 2015 and 2014.

Aspect Class DT (1)                                            September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$298,123	2.62%	$498,055	$113,431
Energy	113,344	1.00%	164,597	76,518
Interest Rates	393,097	3.46%	563,283	250,445
Metals	151,064	1.33%	271,451	54,063
Stock Indices	111,884	0.98%	185,978	72,538
Currencies	109,818	0.97%	193,964	21,052

TOTAL	$1,177,330	10.36%	$1,877,328	$588,047

(1) Average Capitalization of Aspect Class DT is $11,375,190.

Aspect Class DT (1)                                            September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$278,818	2.27%	$493,886	$37,191
Energy	127,263	1.04%	225,454	31,704
Interest Rates	356,969	2.91%	615,992	163,512
Metals	104,973	0.86%	156,856	37,966
Stock Indices	258,134	2.10%	447,014	118,923
Currencies	107,169	0.87%	184,653	21,591

TOTAL	$1,233,326	10.05%	$2,123,855	$410,887

(1) Average capitalization of Aspect Class DT is $12,271,935.

BlueTrend Class DT (2)                                    September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$21,619	0.19%	$37,478	$10,121
Energy	205,194	1.80%	383,274	50,039
Interest Rates	887,383	7.77%	1,505,862	284,746
Metals	93,510	0.82%	255,049	17,308
Stock Indices	195,878	1.72%	328,872	62,208
Currencies	133,080	1.17%	189,293	63,938

TOTAL	$1,536,664	13.47%	$2,699,828	$488,360

(2) Average capitalization of BlueTrend Class DT is $11,416,922.

BlueTrend Class DT (2)                                    September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$313,191	2.54%	$454,736	$151,241
Energy	138,931	1.13%	254,134	78,636
Interest Rates	340,339	2.76%	594,903	204,776
Metals	32,898	0.27%	67,907	13,476
Stock Indices	225,479	1.83%	446,181	32,286
Currencies	318,306	2.58%	554,928	168,809

TOTAL	$1,369,144	11.11%	$2,372,789	$649,224

(2) Average capitalization of Bluetrend Class DT is $12,343,306.

Transtrend Class DT (3)                                   September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$902,858	7.91%	$1,670,646	$300,069
Energy	343,976	3.01%	839,186	124,026
Interest Rates	685,045	6.00%	1,336,087	344,315
Metals	74,369	0.65%	177,242	21,959
Stock Indices	365,474	3.20%	608,082	152,936
Currencies	115,635	1.01%	145,799	102,432

TOTAL	$2,487,357	21.78%	$4,777,042	$1,045,737

(3) Average capitalization of Transtrend Class DT is $11,409,118.

Transtrend Class DT (3)                                   September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$586,896	4.74%	$838,539	$399,280
Energy	265,676	2.15%	728,967	5,756
Interest Rates	281,781	2.28%	506,012	154,376
Metals	293,769	2.37%	796,617	32,807
Stock Indices	173,964	1.40%	269,687	123,039
Currencies	338,245	2.73%	590,740	83,812

TOTAL	$1,940,331	15.67%	$3,730,562	$799,070

(3) Average capitalization of Transtrend Class DT is $12,385,810.

Winton Class DT (4)                                          September 30, 2015

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$95,193	0.83%	$159,947	$37,402
Energy	41,549	0.36%	63,865	24,221
Interest Rates	454,296	3.97%	649,178	286,003
Metals	91,223	0.80%	139,415	32,754
Stock Indices	126,445	1.10%	204,006	53,056
Currencies	92,283	0.81%	182,204	25,508

TOTAL	$900,989	7.87%	$1,398,615	$458,944

(4) Average capitalization of Winton Class DT is $11,452,858.

Winton Class DT (4)                                          September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$297,059	2.40%	$427,271	$174,910
Energy	74,769	0.60%	171,186	23,875
Interest Rates	234,804	1.89%	412,073	46,950
Metals	159,786	1.29%	232,674	103,127
Stock Indices	160,322	1.29%	260,904	78,523
Currencies	80,741	0.65%	105,087	64,359

TOTAL	$1,007,481	8.12%	$1,609,195	$491,744

 (4) Average capitalization of Winton Class DT is $12,394,906.

Lynx Class DT* (5)                                            September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$372,999	3.17%	$463,812	$277,770
Energy	138,107	1.17%	216,169	87,284
Interest Rates	483,561	4.11%	925,598	211,191
Metals	344,635	2.93%	459,095	262,772
Stock Indices	272,119	2.32%	485,770	17,630
Currencies	369,208	3.14%	412,288	333,703

TOTAL	$1,980,629	16.84%	$2,962,732	$1,190,350

(5) Average capitalization of Lynx Class DT is $11,753,834.

 *Added to the Portfolio May 1, 2014. Liquidated as of August 31, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Partnership, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Partnership as of the end of the quarter which ended September 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a- 15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Partnership’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Partnership’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
	Amount	Units	NAV (1)
Jan-15	$—	—	182.0166
Feb-15	—	—	190.2861
Mar-15	—	—	189.5042
Apr-15	25,000	129	193.6712
May-15	—	—	183.4649
Jun-15	—	—	180.6276
Jul-15	—	—	169.4437
Aug-15	—	—	179.8202
Sep-15	—	—	172.2674
Oct-15			177.4826

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

Item 6.   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02              Are filed herewith.

32.01 and

32.02                      Section 1350 Certifications

Exhibit 32.01

and 32.02              Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Partnership’s quarterly Report on Form 10-Q for the periods ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Partners’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TREND-FOLLOWING FUTURES FUND L.P.

By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: November 13, 2015	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)